Form 10-Q
period 2008-09-30
Aspect Global Diversified Fund LP
filed 2008-11-14
CIK 1414581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

Commission file number:  333-148049

ASPECT GLOBAL DIVERSIFIED FUND LP
(Exact name of registrant as specified in its charter)

Delaware	72-3236572
(State of Incorporation)	(IRS Employer Identification No.)

c/o Steben & Company, Inc.
2099 Gaither Road, Suite 200
Rockville, Maryland 20850
(Address of Principal Executive Office)(zip code)

(240) 631-9808
Registrant’s Telephone Number, Including Area Code:
____________________________________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates: the registrant is a limited partnership and, as of September 30, 2008, 50,011.5600 Series I Units with an aggregate value of  $5,194,997 were outstanding.

i

\
ASPECT GLOBAL DIVERSIFIED FUND LP
STATEMENTS OF FINANCIAL CONDITION
September 30, 2008 (Unaudited) and December 31, 2007 (Audited) (i)

	September 30, 2008	December 31, 2007
ASSETS
Equity in broker trading accounts
Cash	$2,233,881	$1,000
Interest receivable	4,140	-
Net unrealized gain on open futures contracts	130,335	-
Deposits with brokers	2,368,356	1,000
Cash and cash equivalents	464,468	-
Commercial paper (cost - $2,971,965)	2,976,271	-
Net unrealized loss on open forward currency contracts	(18,333)	-
Total assets	$5,790,762	$1,000
LIABILITIES
Accounts payable - General Partner	$4,560	$-
Commissions and other trading fees on open contracts	436	-
General Partner fee payable	4,825	-
Trading Advisor management fee payable	11,581	-
Trading Advisor incentive fee payable	51,044	-
Offering expenses payable	3,290	-
Total liabilities	75,736	-
PARTNERS’ CAPITAL (Net Asset Value)
General Partner Units – 5,000.0028 units and 10.0000 units outstanding at September 30, 2008 and December 31, 2007	520,029	1,000
Series I Units - 50,011.5600 units outstanding at September 30, 2008	5,194,997	-
Total partners’ capital (net asset value)	5,715,026	1,000
Total liabilities and partners’ capital	$5,790,762	$1,000

(i) Aspect Global Diversified Fund LP commenced investment operations on September 1, 2008.  Therefore, no operating results occurred prior to that date.

The accompanying notes are an integral part of these financial statements.

ASPECT GLOBAL DIVERSIFIED FUND LP
CONDENSED SCHEDULE OF INVESTMENTS
September 30, 2008
(Unaudited)

COMMERCIAL PAPER
	Maturity			% of Net
Face Value	Date	Description	Value	Asset Value
$1,000,000	11/10/08	Citigroup Funding Inc, 2.6%	$997,111	17.45%
1,000,000	01/12/09	UBS Finance Delaware LLC, 2.95%	991,560	17.35%
1,000,000	03/10/09	General Elec Cap Corp, 2.79%	987,600	17.28%
		Total commercial paper securities	$2,976,271	52.08%
		(cost - $2,971,965)

LONG FUTURES CONTRACTS*
Description	Unrealized loss on open long contracts	% of Net Asset Value
Agricultural	$(15,501)	(0.27%)
Energy	(6,825)	(0.12%)
Interest rate	(607)	(0.01%)
Metal	(42,428)	(0.74%)
Total long futures contracts	$(65,361)	(1.14%)

SHORT FUTURES CONTRACTS
Description	Unrealized gain (loss) on open short contracts	% of Net Asset Value
Agricultural	$26,341	0.46%
Energy	19,875	0.35%
Interest rate	(19,679)	-0.34%
Metal
LME Aluminum (13 contracts)	57,513	1.01%
Other	82,017	1.43%
Stock index	29,629	0.52%
Total short futures contracts	$195,696	3.43%

Total futures contracts	$130,335	2.29%

FORWARD CURRENCY CONTRACTS*
Description	Unrealized loss on open long/short contracts	% of Net Asset Value
Long forward currency contracts	$(7,478)	(0.13%)
Short forward currency contracts	(10,855)	(0.19%)
Total forward currency contracts	$(18,333)	(0.32%)

*No individual futures or forward currency contract position constituted greater than 1 percent of net asset value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

ASPECT GLOBAL DIVERSIFIED FUND LP
STATEMENT OF OPERATIONS
For the Period Ended September 30, 2008 (i)
(Unaudited)
_____________

For the Period Ended September 30, 2008
TRADING GAINS
Net realized gains	$171,336
Change in unrealized gains	112,002
Brokerage commissions	(3,838)
Net gains from trading	279,500
NET INVESTMENT LOSS
Income
Interest income	9,694
Expenses
General Partner fee	4,825
Trading Advisor management fee	11,581
Advisor incentive fee	51,044
Offering expenses	3,290
Administrative expenses	4,584
Total expenses	75,324
Net investment loss	(65,630)

NET INCOME	$213,870

	For the Period Ended September 30, 2008
	General Partner	Series I
INCREASE IN NET ASSET VALUE PER UNIT	$4.01	$3.88

(i) Aspect Global Diversified Fund LP commenced investment operations on September 1, 2008.  Therefore, no operating results occurred prior to that date.

The accompanying notes are an integral part of these financial statements.

ASPECT GLOBAL DIVERSIFIED FUND LP
STATEMENT OF CASH FLOWS
For the Nine Month Period Ended September 30, 2008 and September 30, 2007
(Unaudited)
__________

	2008	2007
Cash flows from operating activities
Net income	$213,870	$-
Adjustments to reconcile net income to net cash used in operating activities
Net change in unrealized gain	(112,002)	-
Increase in interest receivable	(4,140)	-
Increase in accounts payable and accrued expenses	75,736	-
Net purchases of commercial paper	(2,976,271)	-
Net cash used in operating activities	(2,802,807)	-
Cash flows from financing activities
Additions of units	5,500,156	1,000
Net cash from financing activities	5,500,156	1,000
Net increase in cash and cash equivalents	2,697,349	1,000
Cash and cash equivalents
Beginning of period	1,000	-
End of period	$2,698,349	$1,000
End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$2,233,881	$-
Cash and cash equivalents	464,468	1,000
Total end of period cash and cash equivalents	$2,698,349	$1,000

The accompanying notes are an integral part of these financial statements.

ASPECT GLOBAL DIVERSIFIED FUND LP
STATEMENT OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Nine Month Period Ended September 30, 2008 and September 30, 2007
(Unaudited)
__________

	General Partner		Series I
	Units	Value	Units	Value	Total
For the Nine Month Period Ended September 30, 2008
Balances at December 31, 2007	10.0000	$1,000	0.0000	$-	$1,000
Net income for the period ended September 30, 2008	-	20,029	-	193,841	213,870
Additions	4,990.0028	499,000	50,011.5600	5,001,156	5,500,156
Balance at September 30, 2008	5,000.0028	$520,029	50,011.5600	$5,194,997	$5,715,026

	General Partner		Series I
	Units	Value	Units	Value	Total
For the Nine Month Period Ended September 30, 2007
Balances at December 31, 2006	-	$-	-	$-	$-
Additions	10.0000	-	-	-	-
Balance at September 30, 2007	10.0000	$1,000	-	$-	$1,000

Net Asset Value Per Unit

September 30, 2008

General Partner	Series I

$104.01	$103.88

Net Asset Value Per Unit

September 30, 2007

General Partner

$100.00

The accompanying notes are an integral part of these financial statements.

ASPECT GLOBAL DIVERSIFIED FUND LP
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
__________

Note 1:	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This report covers the period from September 1, 2008 (commencement of investment operations) to September 30, 2008 (herein referred to as the “Period Ended September 30, 2008”), except for the Statement of Cash Flows and the Statement of Changes in Partners' Capital, which are presented for the nine month period ended September 30, 2008.

General Description of the Fund:

Aspect Global Diversified Fund LP (the “Fund”), was formed as a Delaware Limited Partnership on March 23, 2007.  The Fund issues units of Limited Partnership Interests (“Units”) in four Series, Series A, Series B, Series C and Series I, which will represent units of fractional undivided beneficial interest in and ownership of the Fund.  Only Series A, Series B and Series I are being offered.  Series C Units will be issued in exchange for Series A, B and I Units in certain circumstances.

The Fund will invest the proceeds from its offering of Units in the speculative trading of futures, swaps, options and over-the-counter contracts, including currency forwards traded in the United States and internationally.  The Trading Program (as hereinafter defined) does not currently utilize options or swaps as part of its trading system, but may employ them in the future.

The Fund is a registrant with the Securities and Exchange Commission (“SEC”) pursuant to the Securities Act of 1933, as amended, (the “’33 Act”) and the Securities Exchange Act of 1934, as amended, (the “’34 Act”). As a registrant, the Fund is subject to the regulations of the SEC and the informational requirements of the Act. As a commodity pool, the Fund is subject to the regulations of the Commodity Futures Trading Commission (“CFTC”), an agency of the United States (“U.S.”) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association (“NFA”), an industry self-regulatory organization; and the requirements of commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of Futures Commission Merchants (brokers) and interbank market makers through which the Fund trades.

Steben & Company, Inc. (“Steben” the “General Partner” or the “Commodity Pool Operator”), is a Maryland corporation registered with the CFTC as a commodity pool operator and a commodities introducing broker, and is also registered with the SEC as a registered investment advisor and a broker-dealer.  The General Partner is a member of the NFA and the Financial Industry Regulatory Authority (“FINRA”).  The General Partner will manage all aspects of the Fund’s business and will serve as one of the Fund’s Selling Agents.

Aspect Capital Limited (the “Trading Advisor”) is the Fund’s sole Trading Advisor.  The Trading Advisor will utilize the Aspect Diversified Program (the “Trading Program”), a proprietary, systematic trading system that deploys multiple trading strategies utilizing derivatives that seeks to identify and exploit directional moves in market behavior to a broad and diversified range of global markets including (but not limited to) currencies, global interest rates, equity indices, energies, agricultural commodities and metals.

The Fund was initially capitalized by the General Partner on April 4, 2007 through the contribution of $1,000. As of September 30, 2008, the General Partner contributed an additional $499,000 in General Partner units.  The General Partner and each limited partner will share in the profits and losses of the Fund in proportion to their respective ownership interests.

As of September 30, 2008, the Fund has admitted the Trading Advisor as a limited partner with a $5,001,156 investment in Series I Units.

Series of Units:

There will be four Series of Units held by the limited partners, Series A, Series B, Series C and Series I.  The Units will be offered on a continuous basis and at the net asset value as of the close of business on the last day of the month in which a subscription is accepted.  Only Series A, Series B and Series I are being offered.  Series C Units will be issued in exchange for Series A, B and I Units in certain circumstances.

Series A Units will pay the broker dealer a Selling Agent Commission upfront based on the subscription amount and are subject to the following fees and expenses: Trading Advisor Management Fee, Incentive Fee, Brokerage Expenses, General Partner Fee, Administrative Expenses, Offering Expenses, Selling Agent Commissions, Broker Dealer Servicing Fee, and a Redemption Fee (if Series A Units are redeemed within 12 months of purchase), each as hereinafter defined.  Series A Units are subject to a Fee Limit as hereinafter defined.

Series B Units are intended only for registered investment advisors’ fee based advisory programs. Series B Units are subject to the same fees and expenses as the Series A Units, except they are not subject to a Redemption Fee or Selling Agent Commissions and will be subject to either the Broker Dealer Servicing Fee or the Broker Dealer Custodial Fee, but not both.  Series B Units may be purchased by employees and relatives of Selling Agents and direct clients of the General Partner.  Series B Units are subject to a Fee Limit as hereinafter defined.

Series I Units are intended only for registered investment advisors’ fee based advisory programs. Series I Units are subject to the same fees and expenses as the Series B Units with the exception of the Broker Dealer Servicing Fee or the Broker Dealer Custodial Fee.  Series I Units may be purchased by employees and relatives of the General Partner and direct clients of the General Partner.  Investors whose accounts are held at a brokerage firm requiring a Broker Dealer Servicing Fee or Broker Dealer Custodial Fee may not purchase Series I Units.  Series I Units are subject to a Fee Limit as hereinafter defined.

Series A, B and I Units will be re-designated as Series C Units after the Fee Limit has been reached.  The Series C Units are identical to these other Units except that the Series C Units only pay Trading Advisor Management Fee, Incentive Fee, Brokerage Expenses, General Partner Fee and Administrative Expenses.

Units of the Fund will be offered continuously to the public on a “best-efforts” basis at their month-end Net Asset Value per Unit.  The minimum investment is $10,000.  Units of each Series were initially offered for a period ending August 30, 2008 (“Initial Offering Period”).  Currently, Units of each Series are offered on the first day of each month at the Net Asset Value per Unit of the relevant Series on the last day of the preceding month.  Units are issued as of the commencement of business on the first business day of each month.

The General Partner has contributed $500,000 to the initial trading capital of the Fund during the Initial Offering Period and was issued General Partner Units.  This amount is in addition to the total amount of Units offered by the Fund’s Prospectus.  Thereafter, the General Partner, and/or any of its affiliates, will maintain its interest in the capital of the Fund at no less than the greater of: (i) 1% of aggregate Capital Contributions to the Fund by all Partners (including the General Partner’s contribution) and (ii) $25,000.

Redemptions may be made by a limited partner as of the last business day of any month at the net asset value of the redeemed units (or portion thereof) on that date, on five (5) business days prior written notice to the General Partner.

The Fund will issue General Partner Units to the General Partner to memorialize its ownership interest in the Fund.  The General Partner Units are subject to the following fees, expenses and charges:  Trading Advisor Management Fee, Incentive Fee, Brokerage Expenses and Administrative Expenses.  (General Partner Units are not subject to a Broker Dealer Servicing Fee, General Partner Fee, Offering Expenses, Selling Agent Commissions or Redemption Fee.)  The General Partner may determine and adjust the number of General Partner Units which represent the General Partner’s interest in the Fund.

Fund Fees and Expenses:

Trading Advisor Management Fee—Each Series of Units will pay the Trading Advisor a monthly Management Fee payable in arrears equal to 1/12th of 2.00% of the Fund’s trading level allocated to the Trading Program (2.00% per annum).  The trading level is currently expected to be 1.20 times the normal trading level of the Trading Program.  The normal trading level of the Trading Program is the number of trading positions per dollar customarily taken by the Trading Advisor for client accounts utilizing the Trading Program.  Because the Fund is generally trading at approximately 1.20 times the normal trading level of the Trading Program, the Trading Advisor is increasing the number of trading positions per dollar by approximately 20%.  At a normal trading level, the margin requirements relative to equity in the account range from 5% to 30%.  Because the Fund is trading at approximately 1.20 times the normal trading level of the Trading Program, the margin requirements relative to equity becomes proportionately higher, or from 6% to 36%.  Since the Fund is trading at approximately 1.20 times the normal trading level of the Trading Program, the Management Fee of 2.00% is multiplied by the overall trading level of the Fund (1.20 x 2.0% = 2.40%).  Therefore, the Management Fee will be 1/12th of 2.40% of the Fund’s month-end Net Asset Value (2.40% per annum).  Adjustments to the trading level will not affect the Management Fee percentage or calculation.

Incentive Fee—Each Series of Units will pay the Trading Advisor a quarterly Incentive Fee payable in arrears equal to 20% of any new Trading Profits.  “Trading Profits” are the sum of: (i) the net of all realized profits and losses on account commodity positions liquidated during the quarter, plus (ii) the net of all unrealized profits and losses net of accrued Brokerage Expenses, NFA fees and give up fees on account commodity positions open as of the quarter end, minus: (iii) the net of all unrealized profits and losses on account commodity positions open at the end of the previous quarter end, and (iv) any cumulative net realized losses (which will not include Incentive Fee expenses) from the Trading Advisor’s trading of the account carried forward from all previous quarters since the last quarter for which an Incentive Fee was payable to the Trading Advisor, and (v) any fees or expenses of the Fund (except for accrued Incentive Fees).  Trading Profits will not include interest income earned by the Fund.

Trading Profits are calculated on the basis of assets allocated to the Trading Advisor.  In determining “Trading Profits,” any trading losses generated by the Trading Advisor for the Fund in prior periods are carried forward, so that the Incentive Fee is paid only if and to the extent the profits generated by the Trading Advisor for the period exceed any losses (excluding losses relating to redeemed Units) from prior periods.  The loss carry-forward is proportionally reduced if and to the extent the Fund reduces the amount of assets allocated to the Trading Advisor or redemptions occur during a period that a loss carry-forward exists.

In the event that any Units are redeemed prior to the end of a calendar quarter, the Trading Advisor will be entitled to an Incentive Fee (as applicable), payable on a quarterly basis, regarding the redeemed Units to the extent of any accrued Incentive Fee allocable to the redeemed Units as of the redemption date.

Organizational and Initial Offering Costs— All organizational and initial offering costs were borne by the General Partner on behalf of the Fund without reimbursement.

Brokerage Expenses— Total charges paid to the clearing brokers are expected to average less than $4.00 per round-turn trade, although the futures commission merchant’s brokerage commissions and trading fees, as well as the over the counter foreign exchange counterparty fees will be determined on a contract-by-contract basis, anticipated to range from $1.00 to $8.00 per round-turn.  Some foreign contracts could be higher. Based on the foregoing estimate, each Series of Units is estimated to pay the futures commission merchant their pro-rated share of the actual monthly brokerage expenses of approximately 1/12th of 0.30% of the Fund’s Net Asset Value (0.30% per annum) payable in arrears.  These Brokerage Expenses will cover all actual brokerage and trading costs of the Fund.  The exact amount of such brokerage commissions and trading fees to be incurred is impossible to estimate and will vary based upon a number of factors including the trading frequency, the types of instruments traded, transaction sizes, degree of leverage employed and transaction rates in effect from time-to-time.  The compensation paid to the futures commission merchant is estimated at 0.30% of the Fund’s average annual Net Asset Value and will not, under any circumstance, exceed the maximum permissible brokerage expense of 14% of the average annual Net Asset Value of the Fund established by the guidelines of the North American Securities Administrators Association, Inc.

General Partner Fee—Each Series of Units will pay the General Partner a monthly General Partner Fee in arrears equal to 1/12th of 1.10% of the Fund’s month-end Net Asset Value (1.10% per annum).  The General Partner Fee is paid to the General Partner to compensate it for its services to the Fund as General Partner and Commodity Pool Operator.

Administrative Expenses—Each Series of Units will pay actual monthly administrative expenses to various third-party service providers, as well as the General Partner, estimated to be approximately 1/12th of 0.95% of the Fund’s Net Asset Value (0.95% per annum) payable in arrears.  Actual Administrative Expenses may vary, however such Administrative Expenses will not exceed 0.95% of the Fund’s Net Asset Value per annum.  The Administrative Expenses will cover all actual legal, accounting, clerical and other back office related expenses related to the administration of the Fund and all associated costs incurred by the Fund.

Offering Expenses—The Fund will reimburse the General Partner for actual ongoing offering costs, up to 1/12th of 0.75% of the Fund’s Net Asset Value (0.75% per annum) pro-rata for each Series of the limited partner Units payable monthly in arrears (“Offering Expenses”).  Actual ongoing Offering Expenses in excess of this limitation will be fully absorbed by the General Partner and may not be re-classified as Administrative Expenses.  The Fund is only liable for payment of Offering Expenses on a monthly basis.  The Offering Expenses will cover all actual ongoing offering expenses incurred by the General Partner on behalf of the Fund, including regulatory fees, legal costs relating to the offering, sales related travel, printed material, postage and freight, sales conference fees and compensation to sales personnel of the General Partner for wholesaling the Fund.  Compensation paid to sales personnel of the General Partner for the sale of Units will be subject to the Fee Limit defined below and is separate and apart from the compensation payable to sales personnel of the General Partner who receive Selling Agent Commissions.  If the Fund terminates prior to completion of payment to the General Partner for the unreimbursed Offering Expenses incurred through the date of such termination, the General Partner will not be entitled to any additional payments, and the Fund will have no further obligation to the General Partner.

Series C Units do not pay Offering Expenses.

Selling Agent Commissions— Series A Units will pay to the General Partner Selling Agent Commissions monthly in arrears equal to 1/12th of 2.00% of the outstanding Series A Units’ Net Asset Value (2.00% per annum), subject to the Fee Limit as defined below.  The General Partner will pay the Selling Agents an upfront commission of 2.00% of the aggregate subscription amount for the sale of Series A Units.  Beginning in the 13th month, the General Partner will pay the Selling Agents a monthly Selling Agent Commission in arrears equal to 1/12th of 2.00% of the outstanding Series A Units’ Net Asset Value (2.00% per annum), subject to the Fee Limit, as defined below.  The Net Asset Value of Series A Units refers to the Fund’s Net Assets allocated to the capital accounts of Series A Unit holders (the aggregate capital account balances with respect to the Series A Units) divided by the number of outstanding Units of such Series A Units.

The obligation of the Series A Unit holders to pay and the amount charged to Series A Unit holders (e.g., 1/12th of 2.00% of the outstanding Series A Units’ Net Asset Value, paid monthly in arrears) with respect to the Selling Agent Commissions remains identical throughout the life of the Units subject to the Fee Limit.  For Units where the General Partner acts as the Selling Agent, it will retain these fees and may compensate its sales personnel.

Series B, C and I Units do not pay Selling Agent Commissions.

Broker Dealer Servicing Fee— Series A Units will pay the Selling Agents a monthly Broker Dealer Servicing Fee in arrears equal to 1/12th of 0.15% of the outstanding Series A Units’ month-end Net Asset Value, subject to the Fee Limit.

Certain of the Series B Units, which are not held by broker dealers who act as custodian for the benefit of Limited Partners, will pay Selling Agents who sell Series B Units a monthly Broker Dealer Servicing Fee in arrears equal to 1/12th of 0.60% of the outstanding Series B Units’ Net Asset Value (0.60% per annum), subject to the Fee Limit.

Where the General Partner acts as the Selling Agent it will retain these fees.

Series C and I Units, and certain of the Series B Units which pay a Broker Dealer Custodial Fee as described below, do not pay a Broker Dealer Servicing Fee.

Broker Dealer Custodial Fee— Certain of the Series B Units, which are held by broker dealers who act as custodian for Series B Units for the benefit of the Limited Partners will pay such broker dealers a monthly Broker Dealer Custodial Fee in arrears equal to 1/12th of 0.60% of the outstanding Series B Units’ Net Asset Value (0.60% per annum).

Series A, C and I Units, and certain of the Series B Units which pay a Broker Dealer Servicing Fee as described above, do not pay a Broker Dealer Custodial Fee.

In no event will a Limited Partner holding Series B Units pay both a Broker Dealer Servicing Fee and a Broker Dealer Custodial Fee.

Fee Limit— The Fee Limit is the total amount of Selling Agent Commissions, Broker Dealer Servicing Fees paid to selling agents, payments for wholesalers, payments for sales conferences, and other Offering Expenses that are items of compensation to FINRA members (but excluding among other items, the production and printing of prospectuses and associated envelopes, folders and printed pieces provided with the prospectuses, as well as various legal and regulatory fees) paid by particular Series A, B or I Units when it is equal to 10.00% of the original purchase price paid by holders of those particular Units.

Each Limited Partner who owns Series A, Series B and Series I Units will continue to pay the Selling Agent Commissions, Offering Expenses and the Broker Dealer Servicing Fee, depending upon which expenses are applicable to the particular Series of Units, until the aggregate of such expenses reaches an amount equal to the Fee Limit.

Investors in the Fund will not pay more than the Fee Limit described above.  The General Partner will utilize accounting software that will track the fees charged to the Units on a Limited Partner-by-Limited Partner basis.  Series C Units will be issued in exchange for an investor’s Series A, B and I Units to any Limited Partner who owns Series A, B and I Units when the General Partner determines that the Fee Limit has been reached as of the end of any month, or it anticipates that the Fee Limit will be reached during the following month, on their Series A, B and I Units pursuant to NASD Rule 2810.  As a result, it is possible for a Limited Partner to have its Series A, B or I Units exchanged for Series C Units prior to reaching the Fee Limit.  If a Limited Partner’s Series A, B or I Units are exchanged for Series C Units prior to reaching the Fee Limit, the General Partner will not seek additional fees from such Limited Partner.

Redemption Fee— Series A Units pay a pro rata Redemption Fee to the General Partner during the first 12 months after issuance of the Series A Units.  Series A Units redeemed prior to the first anniversary of the subscription date will be subject to a Redemption Fee equal to the product of (i) 2.00% of the subscription price for such Series A Units on the subscription date, divided by twelve (ii) multiplied by the number of months remaining before the first anniversary of the subscription date.  Series B Units, Series C and Series I Units are not subject to the Redemption Fee.  Limited Partners will not be required to pay any Redemption Fees if such Limited Partners are subject to a mandatory redemption of their Units within the first year of purchase.

Extraordinary Fees and Expenses— The Fund will pay all extraordinary fees and expenses incurred by the Fund, if any, as determined by the General Partner.  Extraordinary fees and expenses are fees and expenses which are non-recurring and unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses.  Extraordinary fees and expenses will also include material expenses which are not currently anticipated obligations of the Fund or of managed futures funds in general.  Routine operational, administrative and other ordinary expenses will not be deemed to be extraordinary expenses.

Significant accounting policies are as follows:

Use of Estimates:

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition:

Futures, options on futures, and forward currency contracts are recorded on a trade date basis, and gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and fair value) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation (“FASB”) No. 39 – Offsetting of Amounts Related to Certain Contracts, as amended by FASB No. 39-1 – Amendment of FASB Interpretation No. 39 (“FIN 39-1”). Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.

Valuation:

The majority of the Fund’s positions are exchange-traded futures contracts, which are valued at market daily at settlement prices published by the exchanges. Any spot and forward foreign currency contracts held by the Fund are also valued at the published daily settlement prices or at dealers’ quotes.

Offering Expenses:

The Fund is obligated to reimburse the General Partner for actual ongoing offering costs incurred by the General Partner monthly up to 1/12 of 0.75% of the Fund’s Net Asset Value of limited partner units (0.75% per annum) pro-rata for each Series of the limited partner Units payable monthly in arrears (the “Offering Expenses”).  Offering Expenses cannot exceed the actual amounts incurred by the General Partner.  Actual on-going offering costs in excess of this limitation will be fully absorbed by the General Partner.  Offering Expenses will be charged to expense as incurred.

Organizational and Initial Offering Costs:

All organizational and initial offering costs have been borne by the General Partner on behalf of the Fund without reimbursement.

Cash and Cash Equivalents:

Cash equivalents are highly liquid investments with an original maturity of three months or less at the date of acquisition that are not held for sale in the normal course of business. The Fund is at risk to the extent that it maintains balances with such institutions in excess of insured limits.

Income Taxes:

The Fund prepares calendar year U.S. and applicable state tax returns.  The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses.  The Fund, however, may be required to file returns in various state and local jurisdictions as a result of its operations or the residency of its partners.

Fair Value of Financial Instruments:

The Fund accounts for certain assets and liabilities at fair value under various accounting literature and applicable industry guidance.  The Fund adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurement (SFAS No. 157) on January 1, 2008.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.  In accordance with SFAS No. 157, the Fund has categorized its financial instruments, based on the priority of inputs to the valuation technique, into a three-level fair value hierarchy.  The fair value gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Financial assets and liabilities recorded on the statement of financial condition at September 30, 2008 are categorized as Level 1 or Level 2 based on the inputs to the valuation techniques.  Level 1 means they are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Fund has the ability to access. Level 2 means they are based on quoted prices for similar assets or liabilities in an active market that the Fund has the ability to access.

The fair values of Level 1 and Level 2 financial instruments at September 30, 2008, consisted of the following:

	Level 1	Level 2
Commercial paper	$-	$2,976,271
Forward currency contracts		(18,333)
Futures contracts	130,335	-
Total	$130,335	$2,957,938

There were no Level 3 holdings as of September 30, 2008.

The fair values of forward currency and futures contracts are based upon an underlying asset, index, or reference rate or a combination of these factors.  The Fund uses some, and when applicable, all of these financial instruments as part of its trading activities.  The recorded values of commercial paper are based on amortized cost carrying amounts due to the short-term maturity of the instruments. Therefore, their carrying amounts approximate their fair values.

The fair value of the Fund’s assets and liabilities, which qualify as financial instruments under Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, approximates the carrying amounts presented in the statements of financial condition.

Foreign Currency Transactions:

The Fund’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently as part of trading gains.

Financial Instruments with Off-Balance-Sheet Risk

The Fund’s trading activities involve derivative financial instruments, primarily futures and forward contracts, which have market and/or credit risk.  See Note 6, Trading Activities and Related Risks.

Recently Adopted Accounting Pronouncements:

As discussed above, adoption of SFAS 157 did not have a material effect on the Fund’s statements of financial condition, operations or cash flows.

In April 2007 the FASB issued Interpretation No. 39-1, Amendment of FASB Interpretation No. 39 (“FIN 39-1”).  FIN 39-1 defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff.  It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments.  This interpretation is effective for fiscal years beginning after November 15, 2007.  The adoption of FIN 39-1 did not have any impact on the Fund’s statement of financial condition.

Recent Accounting Pronouncement:

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS No. 161), Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to provide users of financial statements with an enhanced understanding of the use of derivative instruments, accounting for derivative instruments and related hedged items, and the affect on an entity’s financial position, financial performance, and cash flows.  This Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, as well as disclosures about credit-risk related to contingent features in derivative agreements.  SFAS No. 161 is effective for financial statements issued for the Fund’s first fiscal year beginning after November 15, 2008.  The Fund is currently evaluating the impact, if any, that this Statement will have on its disclosures related to derivative instruments.

Note 2:	GENERAL PARTNER

The General Partner of the Fund is Steben & Company, Inc., which conducts and manages the business of the Fund.  As of September 30, 2008, the General Partner had a capital balance of $520,029.

During the period ended September 30, 2008, the General Partner received the following compensation:

•	The General Partner earned a monthly General Partner Fee equal to 1/12 of 1.10 percent (1.10 percent per annum) of the net asset value of the Series I Units as of the last day of each month.

General Partner Units have been issued by the Fund as of September 30, 2008

Note 3:	COMMODITY TRADING ADVISOR

Management Fees paid to the Trading Advisor are described in Note 1.

Each Series of Units will also pay the Trading Advisor a quarterly incentive fee payable in arrears equal to 20% of any new Trading Profits, as defined.

Note 4:	DEPOSITS WITH BROKERS

The Fund deposits funds with brokers, subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements.  Margin requirements are satisfied by the deposit of cash, U.S. Treasuries, U.S. Agency Securities and investment grade commercial paper with maturities of less than one year with such brokers. All interest income earned by the Fund accrues to the Fund.  The Fund earns interest income on its assets deposited with the brokers.  The Fund’s excess margin monies are managed by the General Partner.

Note 5:	SUBSCRIPTIONS, DISTRIBUTIONS, AND REDEMPTIONS

Investments in the Fund are made by subscription agreement, subject to acceptance by the General Partner. Units are sold at the net asset value per Series A, B and I Units as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as Limited Partners as of the beginning of the month following the month in which their subscriptions were accepted.  For the Period Ended September 30, 2008, the Fund had received subscriptions of $5,501,156.

The Fund is not required to make distributions, but may do so at the sole discretion of the General Partner.  A Limited Partner may request and receive redemption of Series A, B and I Units owned at the end of any month, subject to 5 business days prior written notice to the General Partner and restrictions in the Limited Partnership Agreement.

Series A Units redeemed prior to the first anniversary of the subscription date will be subject to a Redemption Fee equal to the product of (i) 2.00% of the subscription price for such Series A Units on the subscription date, divided by twelve (ii) multiplied by the number of months remaining before the first anniversary of the subscription date.

Limited Partners will not be required to pay any Redemption Fees if such Limited Partners are subject to a mandatory redemption of their Units within the first year of purchase.  No other Series of Units will pay the Redemption Fee.

Pursuant to the Limited Partnership Agreement, the General Partner may require a Limited Partner to be redeemed from the Fund in the event that the General Partner, in its sole discretion, considers the redemption of the Limited Partner as being in the best interest of the Fund, including without limitation a required redemption (i) in efforts to avoid the Fund’s assets being subject to the Employee Retirement Income Security Act of 1974, as amended, (ii) because the continued participation of a person as a Limited Partner will have adverse regulatory or tax consequences to the Fund or other partners or (iii) necessary to comply with any applicable government or self regulatory agency regulations.  Limited Partners will not be required to pay any Redemption Fees if such Limited Partners are subject to a mandatory redemption of their Units within the first year of purchase.

Note 6:	TRADING ACTIVITIES AND RELATED RISKS

The Fund engages in the speculative trading of futures, swaps, options and over-the-counter contracts, including currency forwards traded in the United States and Internationally (collectively, “derivatives”). The Fund is exposed to both market risk, the risk arising from changes in the fair value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

Purchase and sale of futures contracts requires margin deposits with the brokers. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury Bills) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited. The Fund utilizes Newedge USA, LLC, as its futures broker and Newedge Group (UK Branch) as its options broker and forwards counterparty.

The Fund trades forward currency contracts in unregulated markets between principals and assumes the risk of loss from counterparty nonperformance. Accordingly, the risks associated with forward currencies are generally greater than those associated with exchange traded contracts because of the greater risk of counterparty default. Additionally, the trading of forward currencies typically involves delayed cash settlement.

The Fund has a substantial portion of its assets on deposit with interbank market makers and other financial institutions in connection with its trading of forward currency contracts and its cash management activities. In the event of an interbank market maker’s or financial institution’s insolvency, recovery of Fund assets on deposit may be limited to account insurance or other protection afforded such deposits.

The Fund utilizes UBS Financial Services, Inc. as its cash management securities broker for the investment of some margin excess amounts into short-term fixed income instruments including high grade commercial paper (interest bearing with some credit risk), U.S. government and government sponsored agency securities (interest bearing and credit risk free) with durations no longer than one year. The Fund invests in certain commercial paper issued by an affiliate of UBS Financial Services, Inc. Fluctuations in prevailing interest rates could cause immaterial market-to-market losses on the Fund’s Treasury Bills and other fixed income instruments, although substantially all of the short-term investments are held to maturity.

For derivatives, risks arise from changes in the fair value of the contracts. Theoretically, the Fund is exposed to a market risk equal to the notional contract value of futures, forward currency, and swap contracts purchased and unlimited liability on such contracts sold short.

The unrealized gain (loss) on open futures and forward currency contracts is comprised of the following:

	Futures Contracts (exchange traded) September 30, 2008	Forward Currency Contracts (non-exchange traded) September 30, 2008
Gross unrealized gains	$255,993	$42,840
Gross unrealized losses	(125,658)	(61,173)
Net unrealized gain (loss)	$130,335	$(18,333)

The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The Limited Partners bear the risk of loss only to the extent of the fair value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Note 7:	INDEMNIFICATIONS

The Fund is required to indemnify the General Partner, the Trading Advisor, the Selling Agents, the Futures Commission Merchant, any other of the Fund’s service providers, and their affiliates, against various liabilities they may incur in providing services to the Fund, provided the indemnified party met the standard of conduct specified in the applicable indemnification clause. The Fund’s indemnification obligations could require the Fund to make substantial indemnification payments and will reduce the Net Assets of the Fund, and ultimately, the Net Asset Value of the Limited Partners’ Units.  However, the Fund believes that it is unlikely it will have to make material payments under these arrangements and has not recorded any continent liability in the financial statements for such indemnifications.

Note 8:	INTERIM FINANCIAL STATEMENTS

The statements of financial condition, including the condensed schedule of investments, as of September 30, 2008, the statement of operations for the period ended September 30, 2008, the statement of cash flows and changes in partners’ capital (net asset value) for the period ended September 30, 2008 and the accompanying notes to the financial statements are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles may be omitted pursuant to such rules and regulations.  In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2008, results of operations for the period ended September 30, 2008, cash flows and changes in partners’ capital (net asset value) for the period ended September 30, 2008.  The results of operations for the period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year or any other period.

Note 9:	FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the period ended September 30, 2008.  This information has been derived from information presented in the financial statements for limited partner units.

For the Period Ended September 30, 2008 (Unaudited)
Series I Units

Per Unit Performance
(for a unit outstanding throughout the entire period)

Initial Subscription Net asset value per unit	$100.00

Income from operations:
Gain from trading (1)	5.08
Net investment loss (1)	(1.20)

Total gain from operations	3.88

Net asset value per unit at end of period	$103.88

Total Return*	3.88%

Supplemental data
Ratios to average net asset value:
Expenses prior to advisor incentive fees (2), (3)	5.40%
Advisor incentive fees (4)	0.91%

Total expenses	6.31%

Net investment income (loss) (2), (3)	(14.16%)

*Total return is calculated based on the change in value Series I Unit during the period and has not been annualized.  An individual partner’s total return and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)
The net investment loss per unit is calculated by dividing the net investment loss by the average number of Class I unit outstanding during the period. Gain from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.  Such balancing amount may differ from the calculation of gain from trading per unit due to the timing of trading gain during the period relative to the number of units outstanding.

(2)
The net investment loss includes interest income and excludes gains from trading activities as shown on the statement of operations. The total amount is then reduced by all expenses.  The resulting amount is divided by the average net asset value for the year.

(3)	Ratios have been annualized

(4)	Ratios have not been annualized

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to Item 1, “Financial Statements,” the information contained therein is essential to, and should be read in connection with the following analysis.

Introduction

Aspect Global Diversified Fund LP (the “Fund”), was formed as a Delaware Limited Partnership on March 23, 2007.  The Fund issues units of Limited Partnership Interests (“Units”) in four Series, Series A, Series B, Series C and Series I, which will represent units of fractional undivided beneficial interest in and ownership of the Fund.  Only Series A, Series B and Series I are being offered.  Series C Units will be issued in exchange for Series A, B and I Units in certain circumstances.

The Fund will invest the proceeds from its offering of Units in the speculative trading of futures, swaps, options and over-the-counter contracts, including currency forwards traded in the United States and internationally.  The Trading Program (as hereinafter defined) does not currently utilize options or swaps as part of its trading system, but may employ them in the future.

Aspect Capital Limited (the “Trading Advisor”) is the Fund’s sole Trading Advisor.  The Trading Advisor will utilize the Aspect Diversified Program (the “Trading Program”), a proprietary, systematic trading system that deploys multiple trading strategies utilizing derivatives that seeks to identify and exploit directional moves in market behavior to a broad and diversified range of global markets including (but not limited to) currencies, global interest rates, equity indices, energies, agricultural commodities and metals.

Gains or losses are realized when futures and forward currency contracts are liquidated. Net unrealized gains or losses on open contracts (the difference between contract price and market price) are reflected in the statement of financial condition. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Commercial paper are stated at cost plus accrued interest, which approximates fair value. For purposes of both financial reporting and calculation of redemption value, Net Asset Value per Unit is calculated by dividing Partners’ Capital (Net Asset Value) by the number of outstanding Units.

As of September 30, 2008 the aggregate capitalization of the Fund was $5,715,026 of which $520,029 was in General Partner Units and $5,194,997 was in Series I Units.  Units differ only with regard to fee structure as described above in Fund Fees and Expenses.  The net asset value per unit of limited partnership interest (“Unit”) as of September 30, 2008 was $104.01 for General Partner Units and $103.88 for Series I Units.

Recent Global Financial Crisis

There were several events that led to significant volatility in global capital markets over the past eighteen months. Following a series of global announcements regarding failures in financial institutions including the government take-over of Fannie Mae and Freddie Mac, equity markets fell and credit markets experienced a sharp drop in liquidity.  On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008. The Act gave the U.S. Treasury certain powers to assist troubled financial institutions, especially those with assets that may have been affected by sub-prime mortgage exposure or credit default insurance exposure.

Despite the increased volatility in the capital markets, the Fund was not adversely impacted by these developments. In fact, as a result of the declining global markets, the Fund’s short positions in equity indices were highly profitable. Additionally, the Fund’s short positions in physical commodities and long positions in interest rate instruments were also profitable as commodity prices decreased and bond prices increased.

Critical Accounting Policies

The preparation of the Fund’s statement of financial condition in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the statement of financial condition and accompanying notes.  Actual results could differ from those estimates.  Purchases and sales of futures and forward contracts will be recorded on the trade date.  Gains or losses are realized when futures, forward, option and swap contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. United States government and sponsored securities and commercial paper are stated at cost plus accrued interest, which approximates market value.

Capital Resources

The Fund will raise additional capital only through the sale of Units offered pursuant to the continuing offering, and does not intend to raise any capital through borrowing. Due to the nature of the Fund’s business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

Liquidity

Most United States commodity exchanges limit fluctuations in futures contracts prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading.  Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses which could exceed the margin initially committed to such trades. In addition, even if futures prices have not moved the daily limit, the Fund may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Fund’s futures trading operations, the Fund’s assets are expected to be highly liquid. Redemptions may be made by a Limited Partner as of the last business day of any month at the Net Asset Value of the redeemed Units (or portion thereof) on that date, on five (5) business days’ prior written notice to the General Partner. Partial redemptions must be for at least $1,000, unless such requirement is waived by the General Partner. In addition, the Limited Partner, if making a partial redemption, must maintain at least $10,000 or his original investment amount, whichever is less, in the Fund unless such requirement is waived by the General Partner.

The entire offering proceeds, without deductions, will be credited to the Fund’s bank and brokerage accounts to engage in trading activities and as reserves for that trading. The Fund meets its margin requirements by depositing U.S. government securities with the futures broker and the over-the-counter counterparties. In this way, substantially all of the Fund’s assets, whether used as margin for trading purposes or as reserves for such trading, can be invested in U.S. Treasuries, U.S. Agency securities and investment grade commercial paper with maturities of less than one year.  Investors should note that maintenance of the Fund’s assets in U.S. government securities and banks does not reduce the risk of loss from trading futures and forward contracts. The Fund receives all interest earned on its assets.  No other person shall receive any interest or other economic benefits from the deposit of Fund assets.

Approximately 6% to 36% of the Fund’s assets normally are committed as required margin for futures contracts and forwards are held by the futures broker and forwards counterparty, although the amount committed may vary significantly.  Amounts held by the futures broker and forwards counterparty are held in segregated accounts pursuant to the Commodity Exchange Act and regulations there under.  In addition to its derivatives positions, all assets of the Fund are maintained in the form of cash, U.S. Treasuries, U.S. Agency securities or investment grade commercial paper with maturities of less than one year.  All interest income earned by the Fund will accrue to the Fund.  The Fund’s excess margin monies will be managed by the General Partner.  The General Partner will attempt to invest the Fund’s cash assets to maximum advantage and the mix of short term investments between these allowable categories may change at the General Partner’s sole discretion.

The Fund’s assets are not and will not be, directly or indirectly, commingled with the property of any other person in violation of law or invested with or loaned to Steben & Company or any affiliated entities.

Off-Balance Sheet Arrangements

The term “off-balance sheet arrangements” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Fund trades in futures and forward contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Fund, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures positions of the Fund at the same time, and if the Trading Advisor was unable to offset such futures positions of the Fund, the Fund could lose all of its assets and the Limited Partners would realize a 100% loss. The General Partner attempts to minimize market risk through maintenance of a margin-to-equity ratio that rarely exceeds 36%.

In addition to market risk, in entering into futures and forward contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Fund. The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.

In the case of forward contracts, which are traded on the interbank market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a group of financial institutions; thus there may be a greater counterparty credit risk. Steben & Company utilizes only those counterparties that it believes to be creditworthy for the Fund. All positions of the Fund are valued each day on a mark-to-market basis. There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Fund.

Contractual Obligations

The Fund does not have any contractual obligations of the type contemplated by Item 303(a)(5) of Regulation S-K.  The Fund’s sole business is trading futures and forward currency contracts, both long (contracts to buy) and short (contracts to sell) swaps and options.

Results of Operations

2008

The Fund was profitable in September as gains from positions in stock indices, metals and interest rate instruments offset losses incurred in foreign currencies, energy and agricultural commodities. Increasing uncertainty in the global financial markets created significant volatility in both the credit and equity markets. Lehman Brothers Holdings, Inc. filed for bankruptcy protection, Merrill Lynch was acquired by Bank of America and Fannie Mae, Freddie Mac, and AIG required government support to remain viable. Later in the month, the Dow Industrials suffered its worst single day decline, sparked by U.S lawmakers’ rejection of a proposed $700 billion market bailout. Over the course of the month, global equity prices declined which benefited the Fund’s short equity indices positions. Investors sought the relative safety of government backed interest rate instruments, causing prices to rise which generated profits for the Fund’s long positions in interest rate instruments. Metals prices fell, benefiting the Fund’s short positions.  A sharp rise in the euro went against the Fund’s short positions generating losses in the currency sector.

Disclosures about Certain Trading Activities that Include Non-exchange Traded Contracts Accounted for at Fair Value

The Fund invests in futures and forward currency contracts.  Fair value of exchange-traded contracts is based upon exchange settlement prices.  Fair value of non-exchange-traded contracts is based on third party quoted dealer values on the Interbank market.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not Required

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of Steben & Company, Inc., the General Partner of the Fund, including Kenneth E. Steben, its Chief Executive Officer and Ahmed Hassanein, its Chief Financial Officer, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report, and, based upon that evaluation, Kenneth E. Steben, the Chief Executive Officer and Ahmed Hassanein, the Chief Financial Officer of the General Partner, concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the General Partner, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s last fiscal quarter that has materially affected or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1: Legal Proceedings.

None

Item 1A: Risk Factors.

There have been no material changes from the risk factors disclosed in the Fund’s Registration Statement on Form S-1 (SEC File No.: 333-148049) which was declared effective by the SEC on August 12, 2008.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(a)           None.

(b)           The Registrant’s Registration Statement on Form S-1 (Registration No. 333-148049) was declared effective on August 12, 2008 with information with respect to the use of proceeds from the sale of Series A, B and I Units being disclosed therein.  The Fund’s initial offering period was from August 12, 2008 through August 31, 2008.  Thereafter, Series A, B and I Units will be offered on the first day of each month at the Net Asset Value per Unit of the relevant Series on the last day of the preceding month.  Investment operations commenced on September 1, 2008.  Series A, B and I Units will be re-designated as Series C Units after the Fee Limit (as described herein) has been reached.

All of the proceeds of the offering will be credited to the Fund’s bank and brokerage accounts, as described below, and may be used for the speculative trading of futures, options, swaps and over-the-counter contracts, including forwards traded in the United States and internationally, pursuant to the Trading Program as described herein.  The Fund’s trading will be conducted through the trading accounts directly maintained by the Fund with Newedge Financial, Inc. and its affiliates.

It is anticipated that approximately 20% to 65% of all trading will occur on domestic markets.  The balance will occur on foreign futures markets which are regulated by the government of the country or region (in the case of the European Union) in which they are located.  These percentages may change in the future.  All futures and options on futures traded on U.S. exchanges are regulated by the CFTC and NFA.

All assets of the Fund will be held at Newedge USA, LLC, Newedge Group (UK Branch), UBS Financial Services, Inc., or in a bank operating account in the name of the Fund at a federally insured bank (generally expected to be a small percentage of the Fund’s assets).  Assets held for the purpose of margining CFTC-regulated commodities are held in customer segregated accounts pursuant to 4d(2) of the Commodity Exchange Act, or CEA, and CFTC regulations.

Approximately 6% to 36% of the Fund’s assets normally will be committed as margin for futures contracts at the clearing broker, although the amount committed may vary significantly.  To the extent the Fund engages in transactions on non-U.S. exchanges, Fund assets may be maintained with affiliates of the Futures Commission Merchant(s) in accounts other than customer segregated accounts.

The Fund will also maintain its excess margin deposits and reserves with the Cash Management Broker in cash, U.S. Treasuries, U.S. Agency securities and investment grade commercial paper with maturities of less than one year.  The Fund’s excess margin monies will be managed by the General Partner.

No assets of the Fund will be loaned to the General Partner, the Trading Advisor, or to any affiliates of the General Partner or the Trading Advisor.  The assets of the Fund will not be commingled with the property of any other person.

For the period ended September 30, 2008, 50,011.5600 Series I Units were issued for $5,001,156 and 4,900.0028 General Partner Units were issued for $499,000.  No Series I or General Partner Units were redeemed.  On September 30, 2008, 50,011.5600 Series I Units of the Fund were outstanding for a market capitalization of $5,194,997 and 5,000.0028 General Partner Units were outstanding for a market capitalization of $520,029 ..

(c)	The following table summarizes the redemptions by Unitholders during the Period Ended September 30, 2008.

Period of Redemption	Total Number of Shares Redeemed	Average Price per Unit
For the period ended September 30, 2008	-0-	$0

Item 3: Defaults Upon Senior Securities

Not applicable.

Item 4: Submissions of Matters to a vote of Security Holders.

None

Item 5: Other Information

None

Item 6: Exhibits.

      (a)   Exhibits and Index.

The following exhibits filed herewith.

Exhibit No.	Description of Document	Page No.

31.01	Certification of Kenneth E. Steben, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	E-2

31.02	Certification of Ahmed S. Hassanein, Chief Operating Officer and Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	E-3

32.01	Certification of Kenneth E. Steben, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.	E-4

32.02	Certification of Ahmed S. Hassanein, Chief Operating Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.	E-5

(b) Reports.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPECT GLOBAL DIVERSIFIED FUND LP
(Registrant)

By:	Steben & Company, Inc.
General Partner

By:	/s/ Kenneth E. Steben	November 14, 2008
Kenneth E. Steben
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ahmed S.Hassanein	November 14, 2008
Ahmed S. Hassanein
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

E - 1

\
EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2
31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

E - 2