Form 10-K
period 2008-12-31
Aspect Global Diversified Fund LP
filed 2009-03-31
CIK 1414581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission file number:  000-53453

ASPECT GLOBAL DIVERSIFIED FUND LP
(Exact name of registrant as specified in its charter)

Delaware	72-3236572
(State of Incorporation)	(IRS Employer Identification No.)

c/o Steben & Company, Inc.
2099 Gaither Road, Suite 200
Rockville, Maryland 20850
(Address of Principal Executive Office)(zip code)

(240) 631-9808
Registrant’s telephone number, including area code:

Securities to be registered pursuant to Section 12(b) of the Act: NONE

Securities to be registered pursuant to Section 12(g) of the Act:  Limited Partnership Interests

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates: N/A.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Prospectus dated August 12, 2008, filed pursuant to Rule 424(b)(3) of the Securities Act (File No. 333-148049) are incorporated by reference into Part I of this Report.

PART I

ITEM 1:	BUSINESS

(a)    General Development of Business.

Aspect Global Diversified Fund LP (the “Fund”) is a Delaware limited partnership, formed on March 23, 2007, that utilizes a professional trading advisor, Aspect Capital Limited, to engage in the speculative trading of futures, options, swaps and over-the-counter contracts, including currency forwards traded in the United States and internationally.  The Fund does not currently utilize swaps or options as part of its trading strategy, but may employ them in the future. The Fund began investment operations of its Series I Units, Series B Units and Series A Units on September 1, 2008, November 1, 2008 and December 1, 2008, respectively.

Under its Amended and Restated Limited Partnership Agreement, as amended from time-to-time, (the “Partnership Agreement”), the Fund’s business and affairs are managed and conducted by the Fund’s general partner, Steben & Company, Inc. (“Steben & Company”, or the “General Partner”), a Maryland corporation organized in February 1989.  Steben & Company is registered with the Commodity Futures Trading Commission (the “CFTC”) as a Commodity Pool Operator (a “CPO”) and an Introducing Broker and is a member of the National Futures Association (the “NFA”) in such capacities.  Steben & Company is registered with the U. S. Securities and Exchange Commission (the “SEC”) as a broker dealer and is a member of the Financial Industry Regulatory Authority (“FINRA”) in such capacity.  Steben & Company is registered with the SEC as a registered investment advisor.  The General Partner also serves as one of the Fund’s Selling Agents.  The Fund currently has approximately 15 other Selling Agents.  The Fund is not a registered investment company.

Aspect Capital Limited is the Fund’s sole commodity trading advisor (the “Trading Advisor”).

The Trading Advisor trades the assets of the Fund in the Aspect Diversified Program (the “Trading Program”), a proprietary, systematic trading system that deploys multiple trading strategies utilizing derivatives that seeks to identify and exploit directional moves in market behavior to a broad and diversified range of global markets including (but not limited to) currencies, global interest rates, equity indices, energies, agricultural commodities and metals.  The Trading Advisor generally seeks to trade the Fund’s assets at approximately 1.20 times the trading level normally utilized by the Trading Program (which typically trades at a margin to equity ratio of approximately 5% to 30%, or for the Fund, at a margin to equity ratio of approximately 6% to 36%).

As of December 31, 2008, the aggregate capitalization of the Fund was $9,432,289, consisting of Series A Units of $166,755, Series B Units of $408,780, Series I Units of $8,349,440 and General Partner Units of $507,314.  The net asset value per limited partnership interest (“Unit”) of the Series A Units was $104.31, the net asset value of the Series B Units was $110.72, the net asset value of the Series I Units was $125.83 and the Net Asset Value of the General Partner Units was $126.46 as of December 31, 2008.

(b)    Financial Information About Segments.

The Fund’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool.”  The Fund does not engage in any sales of goods or services.

(c)    Narrative Description of Business.

General

The Fund’s assets may be used for the speculative trading of futures, swaps, options and over-the-counter contracts, including currency forwards traded in the United States and internationally.  The Fund also seeks to accomplish its objectives by investing its assets in the Trading Program.  The Trading Program relies upon a proprietary, systematic trading system that deploys multiple trading strategies utilizing derivatives that seeks to identify and exploit directional moves in market behavior to a broad and diversified range of global markets including (but not limited to) currencies, global interest rates, equity indices, energies, agricultural commodities and metals.  The Trading Program does not currently utilize options or swaps as part of its trading system, but may employ them in the future.

The Trading Advisor seeks to trade the Fund’s assets at approximately 1.20 times the leverage normally utilized by the Trading Advisor in the Trading Program (which typically trades at a margin to equity ratio of approximately 5% to 30%, or for the Fund, at a margin to equity ratio of approximately 6% to 36%).  Because the Fund trades at approximately 1.20 times the normal trading level of the Trading Program, the Trading Advisor increases the number of trading positions per dollar of Fund Net Assets by 20%, and as a result, the Fund experiences a greater potential for both profit and loss, greater volatility and greater brokerage commission expenses relative to clients who invest at the normal trading level of the Trading Program.  The margin to equity ratio of the Fund is determined by the positions indicated by the trading models utilized by the Trading Advisor.  The positions taken vary based upon the trading signals generated by the models at any given time.  However, because the Net Asset Value of the Fund will rise or fall over time due to subscriptions and redemptions, as well as any profits or losses, the actual leverage ratio in the Fund at any given time may be somewhat higher or lower than 120% of the leverage normally utilized by the Trading Advisor.  Adjustments to the trading level do not affect the Management Fee (as defined below) percentage or calculation.  By maintaining a comparatively small exposure to any individual market, the aim of the Trading Program is to achieve meaningful long-term diversification.  The Trading Program seeks to maintain positions in a variety of markets.  Market concentration varies according to the strength of signals, volatility and liquidity, amongst other factors.

The Trading Program employs a fully automated system to collect, process and analyze market data (including current and historical price data) and to identify and exploit directional moves (or “trends”) in market behavior, trading across a variety of frequencies to exploit trends over a range of timescales.  Positions are taken according to aggregate signals and are adjusted to manage risk.

The Fund will also maintain its excess margin deposits and reserves with UBS Financial Services, Inc. in cash, U.S. Treasuries, Government-sponsored enterprises and investment grade commercial paper with maturities of less than one year.  All interest income earned by the Fund will accrue to the Fund.

All assets of the Fund are held at Newedge USA, LLC, formerly Newedge Financial, Inc. (“NUSA”), UBS Financial Services, Inc., or in a bank operating account in the name of the Fund at a federally insured bank (generally expected to be a small percentage of the Fund’s assets).  The Fund receives interest income on nearly all of its assets. This interest income is currently estimated to be approximately 1.89%, although this will vary.

The General Partner, Commodity Pool Operator and Selling Agent

Steben & Company serves as the Fund’s General Partner, Commodity Pool Operator and Selling Agent.

The General Partner manages all aspects of the Fund’s business, including forming and registering the Fund, selecting and monitoring the Fund’s Trading Advisor, selecting the Fund’s futures broker(s), forwards and swap counterparties, accountants, attorneys, service companies, computing the Fund’s Net Assets, reporting to the Limited Partners, directing the investment of the Fund’s excess margin monies in interest-bearing instruments and/or cash, and handling subscriptions and redemptions.  The General Partner maintains office facilities and furnish administrative and clerical services to the Fund.

All organizational and initial offering costs were borne by the General Partner on behalf of the Fund without reimbursement.  Please see the table under “Charges” regarding compensation paid to Steben & Company.

The General Partner also acts as a selling agent for the Fund.  The General Partner has and intends to appoint certain other broker dealers registered under the Securities Exchange Act of 1934, as amended, and members of FINRA, as additional selling agents, collectively, with the General Partner in its capacity as a selling agent (the “Selling Agents”) with respect to Series A, Series B and Series I Units only.  The Selling Agents use their “best efforts” to sell Series A, Series B and Series I Units.  Therefore, the Selling Agents are not required to purchase any Series A, Series B and Series I Units or sell any specific number or dollar amount of Series A, Series B and Series I Units but do use their best efforts to sell such Units.

Selling Agents are selected to assist in the making of offers and sales of Series A, Series B and Series I Units.  Other than the General Partner, the Fund currently has approximately 15 other Selling Agents. Where the General Partner acts as the Selling Agent it retains the fees paid to selling agents in connection with their sales of Fund Units.

The Trading Advisor

The Trading Advisor offers discretionary advisory services to institutional and high net worth investors in the speculative trading of multiple asset classes including, without limitation, futures, forwards, swaps, options and other derivative contracts, commonly referred to as “futures”.

The Trading Advisor was established in 1997 by Anthony Todd, Dr. Eugene Lambert, Martin Lueck and Michael Adam, all of whom were involved in the development of Adam, Harding and Lueck (now part of Man Group plc), where they advanced the application of systematic quantitative techniques in managed futures investment.  The Trading Advisor has grown its team to over 110 employees and manages $4.32 billion as of December 31, 2008 including approximately $4.05 billion in the Trading Program.  The Trading Advisor’s investment approach involves a strong focus on rigorous research, disciplined systematic implementation, robust risk management and efficient market access and execution.

The Trading Advisor is a limited liability company registered in England and Wales (registration number 3491169), which is regulated in the United Kingdom by the Financial Services Authority.  Since October 1999, the Trading Advisor has been a member of the NFA, registration number 0296934, and has been registered with the CFTC as a commodity trading advisor (“CTA”), and commodity pool operator.  The Trading Advisor has also been registered with the NFA as a principal of its CTA subsidiary, Aspect Capital Inc. (registration number 0346983), since August 2004.  The Trading Advisor has also been registered with the SEC as an investment adviser since October 2003.  Neither the Trading Advisor’s registration with the CFTC and the SEC nor its membership in the NFA should be taken as an indication that the CFTC, the SEC, the NFA, or any other regulatory agency or body has recommended or approved the Trading Advisor.  The main business address of the Trading Advisor is Nations House, 103 Wigmore Street, London, W1U 1QS, England.  The Trading Advisor’s telephone number in London is 011-44 20 7170 9700.  The Trading Advisor’s books and records are kept at its main business address.

While it does not currently intend to do so, the General Partner could, in its sole discretion, should it deem it in the best interest of the Fund, replace the Trading Advisor and allocate the Fund’s assets to one or more trading advisors.

The Futures Commission Merchant and Currency Forward Counterparties

The Fund utilizes NUSA, as its futures commission merchant, the Futures Commission Merchant (the “FCM”), and Newedge Group (UK) as its currency forward counterparty.  The General Partner may, at its discretion, have the Fund utilize other futures commission merchants, swap or forward counterparties if it deems it to be in the best interest of the Fund.

Cash Management Broker

The Fund utilizes UBS Financial Services, Inc. (“UBS”) as its cash management broker.  The General Partner may, in its discretion, have the Fund utilize other cash management brokers if it deems it to be in the best interest of the Fund.

UBS is a Delaware corporation.  The Fund maintains an account with UBS through its Chicago office located at UBS Tower, 1 North Wacker Drive, Chicago, IL 60606.  This account is utilized by the Fund for the purpose of investing margin excess balances in short-term fixed income instruments.  In addition, the Fund may maintain a money market account with UBS.

Limited Role of the Futures Commission Merchant and Cash Management Broker.

The services of NUSA and UBS, in their capacities as FCM and Cash Management Broker, respectively, are limited to transaction execution and clearance, record-keeping, transmittal of confirmations and statements to the General Partner, calculating the equity balances and margin requirements for the Fund’s account and similar administrative functions. The opening and maintenance of the Fund’s accounts with NUSA or UBS does not constitute an endorsement or recommendation of the Fund, the General Partner or the Trading Advisor by NUSA and/or UBS.

NUSA and UBS have not assisted in the preparation of this annual report, except to the extent they have provided general information about their operations and legal proceedings against them.  NUSA and UBS are not connected in any way with the Fund, the General Partner or the Trading Advisor other than in their capacity as FCM/currency forward counterparty and Cash Management Broker, respectively, on behalf of the Fund.  The General Partner may elect to have the Fund use other FCMs, cash management brokers, options brokers, forwards or swaps counterparties in the future when it deems, in its discretion, that it would be in the Fund’s best interest to do so.

Charges

Management Fee
Each Series of Units pays the Trading Advisor a monthly Management Fee payable in arrears equal to 1/12th of 2.00% of the Fund’s trading level allocated to the Trading Program (2.00% per annum).  The trading level is currently approximately 1.20 times the normal trading level of the Trading Program.  The normal trading level of the Trading Program is the number of trading positions per dollar customarily taken by the Trading Advisor for client accounts utilizing the Trading Program.  Because the Fund is generally trading at approximately 1.20 times the normal trading level of the Trading Program, the Trading Advisor is increasing the number of trading positions per dollar by approximately 20%.  At a normal trading level, the margin requirements relative to equity in the account range from 5% to 30%.  Because the Fund is trading at approximately 1.20 times the normal trading level of the Trading Program, the margin requirements relative to equity becomes proportionately higher, or from 6% to 36%.  Since the Fund is trading at approximately 1.20 times the normal trading level of the Trading Program, the Management Fee of 2.00% is multiplied by the overall trading level of the Fund (1.20 x 2.0% = 2.40%).  Therefore, the Management Fee is 1/12th of 2.40% of the Fund’s month-end Net Asset Value (2.40% per annum).  Adjustments to the trading level will not affect the Management Fee percentage or calculation.

Incentive Fee
Each Series of Units pays the Trading Advisor a quarterly Incentive Fee payable in arrears equal to 20% of any Trading Profits.

“Trading Profits” are the sum of: (i) the net of all realized profits and losses on account commodity positions liquidated during the quarter, plus (ii) the net of all unrealized profits and losses net of accrued Brokerage Expenses, NFA fees and give up fees on account commodity positions open as of the quarter end, minus (iii) the net of all unrealized profits and losses on account commodity positions open at the end of the previous quarter end, and (iv) any cumulative net realized losses (which do not include Incentive Fee expenses) from the Trading Advisor’s trading of the account carried forward from all previous quarters since the last quarter for which an Incentive Fee was payable to the Trading Advisor, and (v) any fees or expenses of the Fund (except for accrued Incentive Fees).  Trading Profits do not include interest income earned by the Fund.

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

Organizational and Initial Offering Costs	All organizational and initial offering costs were borne by the General Partner on behalf of the Fund without reimbursement.
Brokerage Expenses
Total charges paid to the clearing brokers have and are expected to average less than $4.00 per round-turn trade, although the futures commission merchant’s brokerage commissions and trading fees, as well as the over the counter foreign exchange counterparty fees are determined on a contract-by-contract basis, have and are expected to range from $1.02 to $5.20 per round-turn.  Some foreign contracts could be higher. Based on the foregoing estimate, each Series of Units is estimated to pay the futures commission merchant its pro-rated share of the actual monthly brokerage expenses of approximately 1/12th of 0.30% of the Fund’s Net Asset Value (0.30% per annum) payable in arrears.  These Brokerage Expenses cover all actual brokerage and trading costs of the Fund.  The exact amount of such brokerage commissions and trading fees to be incurred is impossible to estimate and will vary based upon a number of factors including the trading frequency, the types of instruments traded, transaction sizes, degree of leverage employed and transaction rates in effect from time-to-time.  The compensation paid to the futures commission merchant is estimated at 0.30% of the Fund’s average annual Net Asset Value and will not, under any circumstance, exceed the maximum permissible brokerage expense of 14% of the average annual Net Asset Value of the Fund established by the guidelines of the North American Securities Administrators Association, Inc.

General Partner Fee
Each Series of Units pays the General Partner a monthly General Partner Fee in arrears equal to 1/12th of 1.10% of the Fund’s Net Asset Value (1.10% per annum).  The General Partner Fee is paid to the General Partner to compensate it for its services to the Fund as general partner and commodity pool operator.

Administrative Expenses
Each Series of Units pays actual monthly administrative expenses to various third-party service providers, as well as the General Partner, estimated to be approximately 1/12th of 0.95% of the Fund’s Net Asset Value (0.95% per annum) payable in arrears.  Actual Administrative Expenses may vary, however such Administrative Expenses will not exceed 0.95% of the Fund’s Net Asset Value per annum.  The Administrative Expenses cover all actual legal, accounting, clerical and other back office related expenses related to the administration of the Fund and all associated costs incurred by the Fund.  It is estimated that a maximum of $100,000 of legal fees and a maximum of $125,000 of audit fees will be charged to the Fund during its first full year of operations.

Offering Expenses
The Fund reimburses the General Partner for actual ongoing offering expenses, up to 1/12th of 0.75% of the Fund’s Net Asset Value (0.75% per annum) pro-rata for Series A, B and I Units payable monthly in arrears (the “Offering Expenses”).  Actual ongoing offering costs in excess of this limitation are absorbed by the General Partner.  The Fund is only liable for payment of Offering Expenses on a monthly basis.  The Offering Expenses cover all actual ongoing offering expenses incurred by the General Partner on behalf of the Fund, including regulatory fees, legal costs relating to the offering, sales related travel, printed material, postage and freight, sales conference fees and compensation to sales personnel of the General Partner for wholesaling the Fund.  Except for regulatory fees, printed material costs and postage and freight costs, all of these other items are items of compensation under NASD Rule 2810, as described in the “Plan of Distribution – General” section of the Fund’s Prospectus filed with the SEC on August 13, 2008.  Compensation paid to sales personnel of the General Partner for the sale of Units is subject to the Fee Limit defined below and is separate and apart from the compensation payable to sales personnel of the General Partner who receive Selling Agent Commissions.  If the Fund terminates prior to completion of payment to the General Partner for the unreimbursed Offering Expenses incurred through the date of such termination, the General Partner will not be entitled to any additional payments, and the Fund will have no further obligation to the General Partner.

Series C Units do not pay Offering Expenses.

Selling Agent Commissions
Series A Units pay to the General Partner Selling Agent Commissions monthly in arrears equal to 1/12th of 2.00% of the outstanding Series A Units’ Net Asset Value (2.00% per annum), subject to the Fee Limit as defined below.  The General Partner pays the Selling Agents an upfront commission of 2.00% of the aggregate subscription amount for the sale of Series A Units.  Beginning in the 13th month, the General Partner will pay the Selling Agents a monthly Selling Agent Commission in arrears equal to 1/12th of 2.00% of the outstanding Series A Units’ Net Asset Value (2.00% per annum), subject to the Fee Limit, as defined below.  The Net Asset Value of Series A Units refers to the Fund’s Net Assets allocated to the capital accounts of Series A Unit holders (the aggregate capital account balances with respect to the Series A Units) divided by the number of outstanding Units of such Series A Units.

The obligation of the Series A Unit holders to pay and the amount charged to Series A Unit holders (e.g., 1/12th of 2.00% of the outstanding Series A Units’ Net Asset Value, paid monthly in arrears) with respect to the Selling Agent Commissions remains identical throughout the life of the Units subject to the Fee Limit.  For Units where the General Partner acts as the Selling Agent, it retains these fees and may compensate its sales personnel.

Series B, C and I Units do not pay Selling Agent Commissions.

Broker Dealer Servicing Fee
Series A Units pay the Selling Agents a monthly Broker Dealer Servicing Fee in arrears equal to 1/12th of 0.15% of the outstanding Series A Units’ Net Asset Value (0.15% per annum), subject to the Fee Limit, as defined below.

Certain of the Series B Units, which are not held by broker dealers who act as custodian for the benefit of Limited Partners, pay Selling Agents who sell Series B Units a monthly Broker Dealer Servicing Fee in arrears equal to 1/12th of 0.60% of the outstanding Series B Units’ Net Asset Value (0.60% per annum), subject to the Fee Limit.

Where the General Partner acts as the Selling Agent it retains these fees.

Series C and I Units, and certain of the Series B Units which pay a Broker Dealer Custodial Fee as described below, do not pay a Broker Dealer Servicing Fee.

Broker Dealer Custodial Fee
Certain of the Series B Units, which are held by broker dealers who act as custodian for Series B Units for the benefit of the Limited Partners pay such broker dealers a monthly Broker Dealer Custodial Fee in arrears equal to 1/12th of 0.60% of the outstanding Series B Units’ Net Asset Value (0.60% per annum).

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

Each Limited Partner who owns Series A, Series B or Series I Units will continue to pay the Selling Agent Commissions, Offering Expenses and the Broker Dealer Servicing Fee, depending upon which expenses are applicable to the particular Series of Units, until the aggregate of such expenses reaches an amount equal to the Fee Limit.

Investors in the Fund will not pay more than the Fee Limit described above.  The General Partner utilizes accounting software that tracks the fees charged to the Units on a Limited Partner-by-Limited Partner basis.  Series C Units will be issued in exchange for an investor’s Series A, B or I Units to any Limited Partner who owns Series A, B or I Units when the General Partner determines that the Fee Limit has been reached as of the end of any month, or it anticipates that the Fee Limit will be reached during the following month, on the Limited Partner’s Series A, B or I Units pursuant to NASD Rule 2810.  As a result, it is possible for a Limited Partner to have its Series A, B or I Units exchanged for Series C Units prior to reaching the Fee Limit.  If a Limited Partner’s Series A, B or I Units are exchanged for Series C Units prior to reaching the Fee Limit, the General Partner will not seek additional fees from such Limited Partner.

Redemption Fee
In order to reimburse the General Partner for the 2% upfront fee (charged based on the aggregate subscription amount) paid to the Selling Agents, Series A Units pay a pro rata Redemption Fee to the General Partner during the first 12 months after issuance of the Series A Units.  Series A Units redeemed prior to the first anniversary of the subscription date will be subject to a Redemption Fee equal to the product of (i) 2.00% of the subscription price for such Series A Units on the subscription date, divided by twelve (ii) multiplied by the number of months remaining before the first anniversary of the subscription date.

Limited Partners will not be required to pay any Redemption Fees if such Limited Partners are subject to a mandatory redemption of their Units within the first year of purchase.

No other Series of Units will pay the Redemption Fee.

Extraordinary Fees and Expenses
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

Regulation

The Fund is a registrant with the SEC pursuant to the Securities Act of 1933, as amended, (the “Securities Act”) and the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). As a registrant, the Fund is subject to the regulations of the SEC and the reporting requirements of the Exchange Act. As a commodity pool, the Fund is subject to the regulations of the CFTC, an agency of the United States (“U.S.”) government which regulates most aspects of the commodity futures industry; rules of the NFA, an industry self-regulatory organization; and the requirements of commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of Futures Commission Merchants (brokers) and interbank market makers through which the Fund trades.

Under the Commodity Exchange Act (the “CEAct”), commodity exchanges and commodity futures trading are subject to regulation by the CFTC. The NFA, a registered futures association under the CEAct, is the only non-exchange self-regulatory organization for commodity industry professionals. The CFTC has delegated to the NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective “associated persons” and “floor brokers.” The CEAct requires “commodity pool operators,” and “commodity trading advisors” and “futures brokers” or “futures commission merchants” such as the Fund’s futures broker to be registered and to comply with various reporting and recordkeeping requirements. Steben & Company and the Fund’s futures broker are members of the NFA. The CFTC may suspend a commodity pool operator’s or trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions, or as the result of violations of the CEAct or rules and regulations promulgated thereunder. In the event the General Partner’s registration as a commodity pool operator were terminated or suspended, the General Partner would be unable to continue to manage the business of the Fund.  Should the General Partner’s registration be suspended, dissolution of the Fund might result.

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long and net short positions which any person, including the Fund, may hold or control in particular commodities. Most exchanges also limit the maximum changes in futures contract prices that may occur during a single trading day. The Fund also trades in dealer markets for forward contracts, which are not regulated by the CFTC. Federal and state banking authorities also do not regulate forward trading or forward dealers. In addition, the Fund trades on foreign commodity exchanges, which are not subject to regulation by any United States government agency.

The Fund has no employees.

(d)    Financial Information about Geographic Areas

The Fund does not engage in material operations in foreign countries (although it does trade from the United States in foreign currency forward contracts and on foreign futures exchanges), nor is a material portion of its revenues derived from foreign customers.

(e)    Available Information

The Fund files Forms 10-Q, 10-K, 8-K, 3, and 4, as required, with the SEC. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  Additional information about the Reference Room may be obtained by calling the SEC at (800) SEC-0330. Additional reports, proxy and information statements, and other reports filed electronically with the SEC may be found at http://www.sec.gov.

(f)    Reports to Security Holders

None.

(g)    Enforceability of Civil Liabilities Against Foreign Persons

None.

ITEM 1A:     RISK FACTORS

A smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, is not required to provide the information under this Item.

ITEM 1B:     UNRESOLVED STAFF COMMENTS

A smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, is not required to provide the information under this Item.

ITEM 2:        PROPERTIES

The Fund does not use any physical properties in the conduct of its business.

ITEM 3:        LEGAL PROCEEDINGS

None.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5:    MARKETS FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

There is no established public trading market for the Units of the Fund.

Units of the Fund are offered continuously to the public by Selling Agents on a “best-efforts” basis at their month-end Net Asset Value per Unit.  The minimum investment is $10,000.  Units of each Series were initially offered for a period ending August 30, 2008 (“Initial Offering Period”).  Series I Units commenced investment operations on September 1, 2008, Series B Units commenced investment operations on November 1, 2008 and Series A units commenced investment operations on December 1, 2008. Currently, Units of each Series are offered on the first day of each month at the Net Asset Value per Unit of the relevant Series on the last day of the preceding month.  Units are issued as of the commencement of business on the first business day of each month.

The Fund also issued General Partner Units to the General Partner to memorialize its ownership interest in the Fund.  The General Partner may determine and adjust the number of General Partner Units which represent the General Partner’s interest in the Fund.

Holders

As of February 28, 2009, there were 37, 61 and 240 holders of Series A, B and I Units, respectively.  There were no Series C Unit holders as of February 28, 2009.

Dividends

The General Partner has sole discretion in determining what distributions, if any, the Fund will make to its limited partners.  The General Partner has not made any distributions as of the date hereof.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

There were no sales of unregistered securities of the Fund during the year ended December 31, 2008.

The Fund’s Registration Statement on Form S-1 (Registration No.: 333-148049), registering $60,000,000 Series A Units, $24,000,000 Series B Units and $36,000,000 Series I Units, was declared effective on August 12, 2008 with information with respect to the use of proceeds from the sale of Units being disclosed therein.  The Fund’s initial offering period was from August 12, 2008 through August 31, 2008.  Thereafter, the Fund began investment operations of its Series A Units, Series B Units and Series I Units on December 1, 2008, November 1, 2008 and September 1, 2008, respectively.

The proceeds of the offering of the Fund’s Units are deposited in the Fund’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with the Fund’s trading policies and its trading advisors’ respective trading strategies.

Issuer Purchases of Equity Securities.

Pursuant to the Fund’s Amended and Restated Limited Partnership Agreement, Limited Partners may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit.  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The Fund did not have any redemptions by Limited Partners during the fourth calendar quarter of 2008.

ITEM 6:    SELECTED FINANCIAL DATA

A smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, is not required to provide the information under this Item.

ITEM 7:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

Aspect Global Diversified Fund LP (the “Fund”), was formed as a Delaware Limited Partnership on March 23, 2007.  The Fund issues units of Limited Partnership Interests (“Units”) in four Series, Series A, Series B, Series C and Series I, which represent units of fractional undivided beneficial interest in and ownership of the Fund.  Only Series A, Series B and Series I were initially offered by the Fund.  Series C Units will be issued in exchange for Series A, B and I Units in certain circumstances.

The Fund invests the proceeds from its offering of Units in the speculative trading of futures, swaps, options and over-the-counter contracts, including currency forwards traded in the United States and internationally.  The Trading Program (as hereinafter defined) does not currently utilize options or swaps as part of its trading system, but may employ them in the future.

Aspect Capital Limited (the “Trading Advisor”) is the Fund’s sole Trading Advisor.  The Trading Advisor trades the assets of the Fund in the Aspect Diversified Program (the “Trading Program”), a proprietary, systematic trading system that deploys multiple trading strategies utilizing derivatives that seek to identify and exploit directional moves in market behavior to a broad and diversified range of global markets including (but not limited to) currencies, global interest rates, equity indices, energies, agricultural commodities and metals.  Generally, the Trading Advisor will seek to trade the Fund’s assets at approximately 1.20 times the trading level normally utilized by the Trading Program (which typically trades at a margin to equity ratio of approximately 5% to 30%, or for the Fund, at a margin to equity ratio of approximately 6% to 36%).

Recent Global Financial Crisis

There were several events that led to significant volatility in global capital markets during 2008 and continuing in 2009.  Following a series of global announcements regarding failures in financial institutions including the government take-over of Fannie Mae and Freddie Mac, equity markets fell and credit markets experienced a sharp drop in liquidity.  On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008. The Act gave the U.S. Treasury certain powers to assist troubled financial institutions, especially those with assets that may have been affected by sub-prime mortgage exposure or credit default insurance exposure.

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

Critical Accounting Policies

The preparation of the Fund’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement and also emphasizes that fair value is a market-based measurement, not an entity-specific measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 was effective for the Fund on January 1, 2008 and did not impact our financial position, results of operations or cash flows.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and sets out a fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Inputs are broadly defined under SFAS 157 as assumptions market participants would use in pricing an asset or liability. The three levels of the fair value hierarchy under SFAS 157 are described below:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2: Inputs others than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly. A significant adjustment to a Level 2 input could result in the Level 2 measurement becoming a Level 3 measurement.

Level 3: Inputs are unobservable for the asset or liability.

The following table presents the Fund’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

Assets	Level 1	Level 2	Level 3	Total

Equity in broker trading accounts
Futures contracts	$396,283	-	-	$396,283
Forward currency contracts	-	(19,689)	-	(19,689)
Cash and cash equivalents
Money market funds	3,542,194	-	-	3,542,194
Commercial paper	-	1,993,829		1,993,829

There were no Level 3 holdings as of December 31, 2008.

Fair value of exchange traded contracts is based upon exchange settlement prices. Fair value of non-exchange traded contracts is based on third party quoted dealer values of the interbank market. The investments in money market funds and futures contracts are valued using quoted market prices and are classified within Level 1. The fair values of forward currency contracts are based upon an underlying asset, index, or reference rate or a combination of these factors and are classified within Level 2.  The Fund uses some, and when applicable, all of these financial instruments as part of its trading activities.  The recorded values of commercial paper are based on amortized cost carrying amounts due to the short-term maturity of the instruments and are classified with Level 2. Therefore, their carrying amounts approximate their fair values.

Futures, options on futures and forward contracts are recorded on a trade date basis and gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract trade price and fair value) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 - Offsetting of Amounts Related to Certain Contracts, as amended by FASB No. 39-1 – Amendment of FASB Interpretation No. 39 (“FIN 39-1”).  Fair value of exchange-traded contracts is based upon exchange settlement prices. Fair value of non-exchange traded contracts is based on third-part quoted dealer values on the interbank market. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Commercial paper is stated at cost plus accrued interest, which approximates fair value.

For purposes of both financial reporting and calculation of redemption value, net asset value per unit is calculated by dividing the Net Assets of Series A, B or I Units by the number of outstanding Series A, B or I Units. The Fund’s Net Assets refers to the total assets of the Fund (including without limitation all cash and cash equivalents (valued at cost), any unrealized profits and losses, accrued interest and amortization of original issue discount, and the fair value of all open futures, forwards or derivatives positions and other assets of the Fund, minus the total liabilities of the Fund, including without limitation, one-half of the brokerage commissions that would be payable with respect to the closing of each of the Fund’s open commodities interests positions (if charged on a round-turn basis), or brokerage expenses (if charged on a flat rate basis), and fees and expenses (including accrued Incentive Fees), determined in accordance with generally accepted accounting principles consistently applied under the accrual basis of accounting. Net income (loss) is calculated for the Fund as a whole on a monthly basis. Once calculated, net income (loss) is then allocated to Limited Partners based on their unit ownership as of the beginning of each month.

As of December 31, 2008, the aggregate capitalization of the Fund was $9,432,289, consisting of Series A Units of $166,755, Series B Units of $408,780, Series I Units of $8,349,440 and General Partner Units of $507,314.  The net asset value per Unit of the Series A Units was $104.31, the net asset value of the Series B Units was $110.72, the net asset value of the Series I Units was $125.83 and the Net Asset Value of the General Partner Units was $126.46 as of December 31, 2008.

Liquidity

Most United States commodity exchanges limit fluctuations in futures contracts prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses which could exceed the margin initially committed to such trades. In addition, even if futures prices have not moved the daily limit, the Fund may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Fund’s futures trading operations, the Fund’s assets are expected to be highly liquid. Redemptions may be made by a Limited Partner as of the last business day of any month at the Net Asset Value on such redemption date of the redeemed Units (or portion thereof) on that date, on 5 days’ prior written notice to the General Partner. Partial redemptions must be for at least $1,000, unless such requirement is waived by the General Partner. In addition, the Limited Partner, if making a partial redemption, must maintain at least $10,000 or his original investment amount, whichever is less, in the Fund unless such requirement is waived by the General Partner.

Capital Resources

The Fund intends to raise additional capital only through the sale of Units offered pursuant to the continuing offering, and does not intend to raise any capital through borrowing. Due to the nature of the Fund’s business, the Fund does not contemplate making capital expenditures.

Results of Operations

The Fund commenced investment operations on September 1, 2008. The return for Series A Units for the month ended December 31, 2008, was 4.31%. The return for Series B Units for the two months ended December 31, 2008 was 10.72%. The return for Series I Units for the four months ended December 31, 2008 was 25.83%. Further analysis of the trading gains and losses is provided below. Past performance is not indicative of expected future financial condition or results of operations.

The results for the Fund’s market sectors are described below:

	For the Period Ended December 31, 2008 % Gain (Loss)
Market Sector	General Partner Units	Series A Units	Series B Units	Series I Units

Agricultural Commodities	0.01%	(0.21%)	(0.10%)	0.01%
Currencies	(0.94%)	0.17%	0.83%	(0.94%)
Energy	3.85%	1.20%	2.38%	3.85%
Interest Rates	15.46%	4.49%	10.02%	15.46%
Metals	7.11%	0.40%	0.72%	7.11%
Stock Indices	5.39%	(0.11%)	-	5.39%
Total	30.88%	5.94%	13.85%	30.88%

2008

The Fund’s Series I Units were up 3.88% for the month of September 2008. The Fund issued Series B Units and Series A Units on November 1, 2008 and December 1, 2008, respectively.  Therefore, there is no performance information for the month of September for the Series B Units and the Series A Units.  Global markets were particularly volatile as a number of unexpected events had dramatic effects on overall market sentiment. Increasing risk aversion through the course of the year was reflected in the Fund’s positioning of long bonds and short equities for the month which was the main performance driver. However, as volatility of markets increased, position sizes in many markets were reduced substantially. The Fund’s positioning generated profits at the beginning of the month but then reversed somewhat on September 19 as market participants returned to riskier assets as expectation of a U.S. Government-led recovery increased. Continued uncertainty through the end of the month, particularly with regard to the likely nature of government action, resulted in further profit generation toward the end of the month. In currencies, there were two main themes: the U.S. dollar continued to strengthen as demand for dollar funding increased amid the reduced liquidity in money markets, and emerging markets currencies declined as a result of risk aversion. In metals, recessionary concerns and stock build-ups continued to place downward pressure on industrial metals, especially aluminum, the second best contract the month of September 2008.

The Fund’s Series I Units were up 9.32% for the month of October 2008. The Fund issued Series B Units and Series A Units on November 1, 2008 and December 1, 2008, respectively.  Therefore, there is no performance information for the month of October for the Series B Units and the Series A Units.  All sectors contributed positively as increased market volatility resulted in significantly reduced position sizes across the portfolio. The Fund’s long positions in the short-term interest rates sector and short exposure to equities both benefited as turmoil in the financial sector continued. Economic data releases broadly indicated that the global economy is slowing down, causing severe declines on global stock markets. Strong performance was also seen from interest rates as major central banks joined in coordinated interest rate cuts in an attempt to restore investor confidence. Metals was the best commodities sector overall with performance driven by the Fund’s short positions in aluminum and copper.  Prices declined due to decreasing demand. In energies, the crude oil price had its largest monthly decline ever, on concerns that the contracting U.S. economy will reduce fuel demand. In currencies, the U.S. dollar continued to strengthen, to the benefit of the Fund’s short British pound, New Zealand dollar and Canadian dollar positions. However, small losses were accrued by the long exposure to emerging currencies due to the risk-aversion driven sell-off in these markets.

The Fund’s Series B Units were up 6.04% and Series I Units were up 6.08% for the month of November 2008. The Fund issued Series A Units on December 1, 2008.  Therefore, there is no performance information for the month of November for the Series A Units.  Economic data releases in the Month of November indicated that major economies were in recession, sparking further declines in global equities as market participants factored in reduced corporate earnings. European and Asian central banks further reduced interest rates, with many cuts being larger than expected. In particular, the Bank of England reduced interest rates by 150 basis points on November 6, bringing key rates to their lowest levels since 1955. As a result, fixed income sectors rallied throughout the month, resulting in bonds and interest rates being the top two performing sectors. UK gilts and short sterling were the top contracts in each sector respectively. The short positions in stock indices continued to be profitable in November; however, the performance attribution reflected the smaller position size relative to previous months. In currencies, the U.S. dollar strengthened, particularly against Sterling and the Euro. Risk-aversion trades also appeared to drive further unwind of the carry trade and a strengthening of the Japanese Yen. All commodities sectors contributed positively with energies being the largest contributor as falling demand expectations resulted in a further decline in the price of oil.

The Fund’s Series A Units were up 4.31%, Series B Units were up 4.42% and Series I Units were up 4.46% for the month of December 2008.  Compared to recent months, December saw relatively quiet trading in many markets. News was dominated by the deflationary theme that was set early on with the release of weaker than expected employment data in the U.S. on December 5. On December 16, the U.S. Federal Reserve stated that “the outlook for economic activity has weakened further” when it cut interest rates by a further 75 basis points. The performance drivers in the Fund reflected this news. The strongest sectors were interest-rate focused with both short-term interest rate futures and longer-dated bond futures rallying further. By contrast, equity markets were broadly flat during the month with volatility falling from recent highs. The U.S. rate cuts also precipitated a weakening of the U.S. dollar in the latter half of the month. The main move was seen against the Euro as the increasing strength of the Eurozone currency reversed much of the weakness against the U.S. dollar seen in the previous two months. The deflationary theme was also seen in commodity markets as prices continued to fall. Crude oil prices fell by 30% in the first three weeks of the month; a partial recovery was seen in the last week of December following the escalation of the Gaza conflict.

Off-Balance Sheet Arrangements

The term “off-balance sheet arrangements” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss.  The Fund trades in futures and forward contracts and is therefore a party to off-balance sheet arrangements that subject the Fund to market and credit risk.  In entering into these contracts there exists a risk to the Fund, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable.  If the markets should move against all of the futures interests positions of the Fund at the same time, and if the Trading Advisor was unable to offset futures interest positions of the Fund, the Fund could lose all of its assets and the Limited Partners would realize a 100% loss.  Steben & Company, the General Partner, attempts to decrease market risk through maintenance of a margin-to-equity ratio that rarely exceeds 30%.

In addition to subjecting the Fund to market risk, in entering into such off-balance sheet arrangements (e.g., futures and forward contracts) there is a risk that the counterparty will not be able to meet its obligations to the Fund.  The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange.  In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this risk.  In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.

In the case of forward contracts, which are traded on the inter-bank market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a group of financial institutions; thus there may be a greater counterparty risk. Steben & Company utilizes only those counterparties that it believes to be creditworthy for the Fund.  All positions of the Fund are valued each day on a mark-to-market basis.  There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Fund.

The Fund utilizes U.S. Treasuries, Government-sponsored enterprises and investment grade commercial paper with maturities of less than one year.  Investment grade commercial paper is an unsecured, short-term debt instrument issued by a corporation with maturities rarely longer than 270 days.  Commercial paper is not usually backed by any form of collateral, so only commercial paper issued by firms with high-quality debt ratings will be used.  As commercial paper is not backed by the full faith and credit of the U.S. government, if the issuing corporation defaults on their obligations to the Fund, the Fund bears the risk of loss of the amount expected to be received.

ITEM 7A:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, is not required to provide the information under this Item.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements meeting the requirements of Regulation S-X appear in Part IV of this report.

ITEM 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A:     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the General Partner, including its Chief Executive Officer and Chief Financial Officer, the Fund evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2008 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that they are timely alerted to material information relating to the Fund required to be disclosed in the Fund’s periodic SEC filings.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s last fiscal quarter that has materially affected or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Fund’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B:     OTHER INFORMATION

None.

PART III

ITEM 10:      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The Fund itself has no directors or officers and has no employees.  It is managed by the General Partner in its capacity as General Partner.  The Kenneth E. Steben Revocable Trust dated January 29, 2008 (“Trust”) is the sole shareholder of the General Partner and Mr. Kenneth E. Steben is the sole trustee and beneficiary of the Trust.  The principals, directors and executive officers of the General Partner are Kenneth E. Steben, Ahmed S. Hassanein, Michael D. Bulley, Barry R. Gainsburg, and Neil D. Menard.

Executive Officers

Kenneth E. Steben is the General Partner’s founder, President and Chief Executive Officer.  Mr. Steben, along with Michael D. Bulley are responsible for deciding on the Fund’s allocation to the Trading Advisor, or other trading advisors in the future should they deem it in the best interest of the Fund.  Mr. Steben is registered with the CFTC as an associated person and with FINRA as a general securities principal.  Mr. Steben, born in January 1955, received his Bachelors Degree in Interdisciplinary Studies, with a concentration in Accounting in 1979 from Maharishi University of Management.  Mr. Steben has been a licensed stockbroker since 1981 and a licensed commodities broker since 1983. Mr. Steben holds his Series 3, 5, 7, 24, 63 and 65 FINRA and NFA licenses.  Mr. Steben is a Member of the CPO/CTA Advisory Committee to the NFA.   Mr. Steben has been a CFTC listed Principal, and registered as an Associated Person since March 15, 1989 and is a General Securities Principal of Steben & Company.

Michael D. Bulley is Senior Vice President of Research and Risk Management, and a Director.  Mr. Bulley is a CAIASM designee and Member of the Chartered Alternative Investment Analyst Association®.  Mr. Bulley, along with Kenneth E. Steben are responsible for deciding on the Fund’s allocation to the Trading Advisor, or other trading advisors in the future should they deem it in the best interest of the Fund.  Mr. Bulley, born in October 1957, received his Bachelors Degree in Electrical Engineering from the University of Wisconsin – Madison in 1980 and his Masters in Business Administration with a concentration in Finance from Johns Hopkins University in 1998.  Mr. Bulley joined Steben & Company in November 2002, and holds Series 3, 7, 28 and 30 FINRA and NFA licenses.  Mr. Bulley has been a CFTC listed Principal and registered as an Associated Person of Steben & Company since February 11, 2003 and December 23, 2002, respectively.

Barry R. Gainsburg is the General Partner’s General Counsel and Chief Compliance Officer.  Mr. Gainsburg, born in July 1968, received his Bachelor of Arts in Political Science from Johns Hopkins University in January 1990 and his Juris Doctorate from Hofstra Law School in May 1993. Mr. Gainsburg joined Steben & Company in November 2007 and became listed with the CFTC as a Principal and registered as an Associated Person of Steben & Company on December 4, 2007 and November 21, 2007, respectively.  Prior to joining Steben & Company, Mr. Gainsburg was Director of Compliance at John W. Henry & Company, Inc., a commodity trading advisor (“CTA”)  and commodity pool operator (“CPO”), from March 20, 2001 to November 14, 2007, as well as its affiliates Westport Capital Management Corporation, a CPO,  from May 2, 2003 through November 14, 2007, Global Capital Management Limited, a CPO, from November 14, 2005 through November 14, 2007 and JWH Securities, Inc., a registered broker-dealer,  from March 5, 2001 through November 13, 2007.  Mr. Gainsburg is admitted to practice law in the states of New York and Florida. Mr. Gainsburg holds his Series 3, 7, 24 and 63 NFA and FINRA licenses.

Ahmed S. Hassanein is Chief Operating Officer, Chief Financial Officer and a Director.  Mr. Hassanein, born in May 1972, received his Bachelor of Science in Accounting from the University of Maryland at College Park in 1994 and his Masters in Business Administration with a concentration in Finance from Marymount University in 2000.  Prior to joining Steben & Company in April 2007, Mr. Hassanein served in a number of key positions at Friedman, Billings, Ramsey Group, Inc., a financial services firm that provides investment banking, institutional brokerage and research, and asset management services in the United States and Europe, from March 1997 to March 2007. Most recently, Mr. Hassanein was Senior Vice President of the Asset Management Group where he was responsible for the oversight of all finance, accounting, operational and administration functions for the Alternative Asset, Mutual Fund and Private Wealth Groups which, on a combined basis, managed approximately $2.5 billion in assets. Prior to that, Mr. Hassanein was part of Friedman, Billings, Ramsey Group, Inc.’s Principal Investing Group where he was responsible for the administration, marketing and investor relations of two commercial paper conduits with a combined program size of $17 billion. Before joining the Principal Investing Group, Mr. Hassanein spent over six years in Friedman, Billings, Ramsey Group, Inc.'s Finance Group where he was an integral part of the firm’s Initial Public Offering in December 1997 and served in various capacities including Corporate Controller. Mr. Hassanein is a Certified Public Accountant, holds his Series 3, 7, 28 and 63 NFA and FINRA licenses and is a registered representative and the Financial Operations Principal of Steben & Company.  Mr. Hassanein has been a CFTC listed Principal and registered as an Associated Person of Steben & Company since December 4, 2007 and July 31, 2008, respectively.

Neil D. Menard is Director of Sales and Marketing.  Mr. Menard, born in August 1967, graduated from Colby College in 1989 with a BA in political science.  Prior to joining Steben & Company in July of 2006, Mr. Menard was the Director of Sales for Engagement Systems, LLC, a strategic outsource solution for independent financial advisors from October 2004 to June of 2006.  From June 2003 to October 2004, Mr. Menard served as the Managing Director of New Business Development. Mr. Menard created sales and selection systems for the new business development team and utilized these processes to select independent investment advisors for SEI. Mr. Menard holds his Series 3, 7, 24 and 63 FINRA and NFA licenses and is a General Securities Principal.  Mr. Menard has been registered as an Associated Person and a CFTC listed Principal of Steben & Company since August 7, 2006 and July 6, 2006, respectively.

Kenneth E. Steben Revocable Trust Dated January 29, 2008, or the Trust, has been a CFTC listed Principal of the General Partner since March 10, 2008.  The Trust is the sole shareholder of the General Partner.  Kenneth E. Steben is the sole beneficiary of the Trust and serves as its sole trustee.  A biography of Mr. Steben is set forth above.

Since May 11, 1989, Steben & Company or its predecessor has acted as general partner to a Maryland limited partnership, Futures Portfolio Fund, Limited Partnership, whose units of limited partnership interest are not registered with the SEC. In addition, since August 2, 1995, Steben & Company or its predecessor, has acted as general partner to another Maryland limited partnership, Sage Fund, L.P., whose units of limited partnership interest are not registered with the SEC.  Because Steben & Company serves as the sole general partner of all of these funds, the officers and directors of Steben & Company effectively manage them as officers and directors of the respective funds.

Significant Employees

The General Partner is dependent on the services of Mr. Steben and key management personnel.  If Mr. Steben’s services became unavailable, another principal of the firm or a new principal (whose experience cannot be known at this time) will need to take charge of the General Partner.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that reports of beneficial ownership of limited partnership units and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons.”  The Fund is required to disclose in this Annual Report on Form 10-K each reporting person whom it knows to have failed to file any required reports under Section 16 (a) on a timely basis during the fiscal year ended December 31, 2008.  During the fiscal year ended December 31, 2008, all reporting persons compiled with all Section 16(a) filing requirements applicable to them.

Code of Ethics

The General Partner on behalf of the Fund has adopted a code of ethics, as of the period covered by this report, which applies to the Fund’s principal executive officer and principal financial officer or persons performing similar functions.  A copy of the code of ethics is available without charge upon request by calling 240-631-9808.

ITEM 11:   EXECUTIVE COMPENSATION

The Fund itself does not have any officers, directors or employees.  As compensation for its services to the Fund as general partner and commodity pool operator, each Series of Units pays the General Partner a monthly General Partner Fee in arrears equal to 1/12th of 1.10% of the Fund’s Net Asset Value (1.10% per annum).  The General Partner Fee is paid to the General Partner to compensate it for its services to the Fund as general partner and commodity pool operator.  The managing officers of Steben & Company are remunerated by Steben & Company in their respective positions.

Series A Units pay to the General Partner Selling Agent Commissions monthly in arrears equal to 1/12th of 2.00% of the outstanding Series A Units’ Net Asset Value (2.00% per annum).

Series B, C and I Units do not pay Selling Agent Commissions.

The Fund does not and will not make any loans to the General Partner, its affiliates, or their respective officers, directors or employees.

ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The Fund has no officers or directors.  Its affairs are managed by its General Partner, Steben & Company. Set forth below is information regarding the beneficial ownership of certain persons who own beneficially more than 5% of the Fund and officers of the Fund’s General Partner as of February 28, 2009.

As of February 28, 2009, no person or “group” is known to have been the beneficial owner of more than 5% of the Units, other than the Trading Advisor.

Title of Series	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Series
Series I Units	Aspect Capital Limited Nations House 103 Wigmore Street London, England W1U1QS	$5,370,368	51%

Series I Units	Neil Menard Steben & Company, Inc., 2099 Gaither Road, Suite 200 Rockville, Maryland 20850	$10,072	Less than 1%

The Fund has no securities authorized for issuance under equity compensation plans.

(a)           Security ownership of certain beneficial owners.

The General Partner contributed $500,000 to the initial trading capital of the Fund.  All of the Fund’s general partner interest is held by the General Partner. The Trading Adviser purchased an ownership interest in the Fund with the sole purchase of $5,001,156 of Series I Units as of September 1, 2008. As of February 28, 2009, the General Partner and the Trading Advisor had an investment of $514,831 and $5,370,368, respectively.

(b)           Security ownership of management

None.

(c)           Changes in Control.

None.

ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 11, Executive Compensation and Item 12, Security Ownership of Certain Beneficial Owners and Management.

ITEM 14:   PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed to the Fund for professional audit services provided by McGladrey & Pullen, LLP, the Fund’s independent registered public accountant, for the audit of the Fund’s annual financial statements for the year ended December 31, 2008 and the period from March 23, 2007 (inception) through December 31, 2007, and fees billed for other professional services rendered by McGladrey & Pullen, LLP and RSM McGladrey, Inc. (an associated entity of McGladrey & Pullen, LLP) during those periods.

FEE CATEGORY	2008	2007

Audit Fees(1)	$79,060	$62,400
Audit-Related Fees	-	-
Tax Fees(2)	8,000	-
All Other Fees	-	-

TOTAL FEES	$87,060	$62,400

(1)
Audit fees consist of fees for professional services rendered for the audit of the Fund’s financial statements and review of financial statements included in the Fund’s quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.

(2)	Tax fees consist of compliance fees for the preparation of original tax returns.

The Audit Committee of the Fund’s General Partner, Steben & Company, pre-approves all audit and permitted non-audit services of the Fund’s independent accountants, including all engagement fees and terms. The Audit Committee of Steben & Company approved all the services provided by McGladrey & Pullen, LLP and RSM McGladrey, Inc. (collectively “McGladrey”) during 2008 and 2007 to the Fund described above. The Audit Committee has determined that the payments made to McGladrey for these services during 2008 and 2007 are compatible with maintaining that firm’s independence.

PART IV

ITEM 15:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)           Financial Statements

Aspect Global Diversified Fund LP
Report of Independent Registered Public Accounting Firm
Statements of Financial Condition as of December 31, 2008 and 2007
Condensed Schedule of Investments as of December 31, 2008
Statements of Operations for the Year Ended December 31, 2008 and the Period from March 23, 2007 (inception) through December 31, 2007
Statements of Cash Flows for the Year Ended December 31, 2008 and the Period from March 23, 2007 (inception) through December 31, 2007
Statements of Changes in Partners’ Capital (Net Asset Value) for the Year Ended December 31, 2008 and the Period from March 23, 2007 (inception) through December 31, 2007
Notes to Financial Statements

Steben & Company, Inc.
Independent Auditor’s Report
Statement of Financial Condition as of December 31, 2008
Notes to Statement of Financial Condition

ITEM 15 (Continued): Exhibits, Financial Statement Schedules  -

(b)  Exhibits.

The following exhibits are filed herewith or incorporated by reference.

Exhibit Number	Description of Document

1.1	Form of Selling Agreement***

4.1	Limited Partnership Agreement****

4.2	Amended and Restated Limited Partnership Agreement

10.1	Form of Amended and Restated Advisory Agreement between the Fund and the Trading Advisor***

10.1.1	Form of Second Amended and Restated Advisory Agreement between the Fund and the Trading Advisor****

10.2	Form of Commodity Brokerage Agreement between the Fund and Newedge*

10.3	Form of Corporate Cash Management Account Agreement between the Fund and UBS**

31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.01	Section 1350 Certification of Principal Executive Officer

32.02	Section 1350 Certification of Principal Financial Officer

* Previously filed as an exhibit to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (SEC File No.: 333-148049) on April 8, 2008 and incorporated herein by reference.

** Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (SEC File No.: 333-148049) on February 14, 2008 and incorporated herein by reference.

*** Previously filed as an exhibit to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 (SEC File No.: 333-148049) on May 23, 2008 and incorporated herein by reference.

**** Previously filed as an exhibit to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-1 (SEC File No.: 333-148049) on August 7, 2008 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant in the capacities and on the date indicated.

Name	Title	Date
/s/ Kenneth E. Steben Kenneth E. Steben	President, Chief Executive Officer and Director	March 31, 2009
/s/ Ahmed S. Hassanein Ahmed S. Hassanein	Chief Operating Officer, Chief Financial Officer and Director	March 31, 2009
/s/ Michael Bulley Michael D. Bulley	Senior Vice President, Research & Risk Management and Director	March 31, 2009

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 31, 2009	ASPECT GLOBAL DIVERSIFIED FUND LP

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner

McGladrey & Pullen
Certified Public Accountants

Report of Independent Registered Public Accounting Firm

To the Partners of
Aspect Global Diversified Fund LP

We have audited the accompanying statements of financial condition, including the condensed schedule of investments, of Aspect Global Diversified Fund LP (the Fund) as of December 31, 2008 and 2007, and the related statements of operations, cash flows, and changes in partners’ capital (net asset value) for the year ended December 31, 2008 and the period from March 23, 2007 (inception) through December 31, 2007.  These financial statements are the responsibility of the Fund's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aspect Global Diversified Fund LP as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008 and the period from March 23, 2007 (inception) through December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Chicago, Illinois
March 30, 2009

McGladrey & Pullen, LLP is a member firm of RSM International –
an affiliation of separate and independent legal entities.

Aspect Global Diversified Fund LP
Statements of Financial Condition
December 31, 2008 and 2007
	2008	2007
Assets
Equity in broker trading accounts
Cash	$4,053,557	$1,000
Interest receivable	399	-
Net unrealized gain on open futures contracts	396,283	-
Net unrealized loss on open forward currency contracts	(19,689)	-
Deposits with broker	4,430,550	1,000
Cash and cash equivalents	7,175,901	-
Commercial paper, at fair value (cost - $1,976,299 and $0, respectively)	1,993,829	-
Total assets	$13,600,280	$1,000

Liabilities

Accounts payable — General Partner	$22,000	$-
Commissions and other trading fees on open contracts	640	-
General Partner fee	8,304	-
Trading Advisor management fee	45,949	-
Trading Advisor incentive fee	326,088	-
Selling agents' commissions – General Partner	282	-
Broker dealer servicing fee	258	-
Offering expenses – General Partner	5,662	-
Redemption payable – General Partner	125,000	-
Subscriptions received in advance	3,633,808	-
Total liabilities	4,167,991	-

Partners' Capital (Net Asset Value)
General Partner Units - 4,011.5691 and 10.0000 units outstanding at December 31, 2008 and 2007, respectively	507,314	1,000
Series A Units - 1,598.6744 and 0.0000 units outstanding at December 31, 2008 and 2007, respectively	166,755	-
Series B Units - 3,692.0156 and 0.0000 units outstanding at December 31, 2008 and 2007, respectively	408,780	-
Series I Units - 66,355.1442 and 0.0000 units outstanding at December 31, 2008 and 2007, respectively	8,349,440	-
Total partners' capital (net asset value)	9,432,289	1,000

Total liabilities and partners' capital (net asset value)	$13,600,280	$1,000

The accompanying notes are an integral part of these financial statements.

Aspect Global Diversified Fund LP
Condensed Schedule of Investments
December 31, 2008

Commercial Paper

Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value
$1,000,000	01/12/09	UBS Finance Delaware LLC, 2.95%	$999,099	10.59%
1,000,000	03/10/09	General Elec Cap Corp, 2.79%	994,730	10.55%
		Total commercial paper securities (cost - $1,976,299)	$1,993,829	21.14%

Long U.S. Futures Contracts*

Description	Net unrealized gain (loss) on open long contracts	% of Net Asset Value
Agricultural	$1,030	0.01%
Energy	(722)	(0.01%)
Interest rate	121,956	1.29%
Metal	8,684	0.09%
Total long U.S. futures contracts	$130,948	1.38%

Short U.S. Futures Contracts*

Description	Net unrealized gain (loss) on open short contracts	% of Net Asset Value
Agricultural	$(33,230)	(0.35%)
Energy	36,706	0.39%
Metal	(42,435)	(0.45%)
Stock index	(970)	(0.01%)
Total short U.S. futures contracts	(39,929)	(0.42%)

Total U.S. futures contracts	$91,019	0.96%

Long Foreign Futures Contracts*

Description	Net unrealized gain (loss) on open long contracts	% of Net Asset Value
Agricultural	$11,037	0.12%
Interest rate	298,727	3.17%
Total long foreign futures contracts	$309,764	3.29%

* No individual futures and forward currency contract position constituted greater than 1 percent of net asset value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

Aspect Global Diversified Fund LP
Condensed Schedule of Investments (continued)
December 31, 2008

Short Foreign Futures Contracts*

Description	Net unrealized gain (loss) on open short contracts	% of Net Asset Value
Agricultural	$(2,039)	(0.02%)
Stock index	(2,461)	(0.03%)
Total short foreign future contracts	$(4,500)	(0.05%)

Total foreign futures contracts	$305,264	3.24%

Net unrealized gain on open futures contracts	$396,283	4.20%

U.S. Forward Currency Contracts*

Description	Net unrealized gain (loss) on open long/short contracts	% of Net Asset Value
Long forward currency contracts	$17,306	0.18%
Short forward currency contracts	(15,189)	(0.16%)
Total U.S. forward currency contracts	$2,117	0.02%

Foreign Forward Currency Contracts*

Description	Net unrealized gain (loss) on open long/short contracts	% of Net Asset Value
Long forward currency contracts	$(39,672)	(0.42%)
Short forward currency contracts	17,866	0.19%
Total foreign forward currency contracts	$(21,806)	(0.23%)

Net unrealized loss on open forward currency contracts	$(19,689)	(0.21%)

* No individual futures and forward currency contract position constituted greater than 1 percent of net asset value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

Aspect Global Diversified Fund LP
Statements of Operations
Year Ended December 31, 2008 and the Period from March 23, 2007 (inception) through December 31, 2007

	2008	2007

Trading Gains
Net realized gains	$1,637,322	$-
Net change in unrealized gains	376,594	-
Brokerage commissions	(6,712)	-
Net gains from trading	2,007,204	-

Net Investment Loss
Income
Interest income	34,059	-
Expenses
General Partner fee	24,200	-
Trading Advisor management fee	57,530	-
Trading Advisor incentive fee	376,969	-
Selling agents’ commissions – General Partner	282	-
Offering expenses – General Partner	91,576	-
Broker dealer servicing fee – General Partner	258	-
Administrative expenses	31,301	-
Total expenses	582,116	-
Administrative and offering expenses waived	(83,604)	-
Net total expenses	498,512	-

Net investment loss	(464,453)	-

Net Income	$1,542,751	$-

	2008				2007
	General Partner	Series A	Series B	Series I	General Partner	Series A	Series B	Series I
Increase in Net Asset Value Per Unit	$26.46	$4.31	$10.72	$25.83	$-	$-	$-	$-

Net Income Per Unit (based on weighted average number of units outstanding)	$27.84	$4.31	$9.72	$25.51	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Aspect Global Diversified Fund LP
Statements of Cash Flows
Year Ended December 31, 2008 and the Period from March 23, 2007 (inception) through December 31, 2007
	2008	2007

Cash flows provided by (used in) operating activities
Net income	$1,542,751	$-
Adjustments to reconcile net income to net cash used in operating activities
Net change in unrealized gains	(376,594)	-
Increase in commercial paper	(1,993,829)	-
Increase in interest receivable	(399)	-
Increase in accounts payable – General Partner	22,000	-
Increase in commissions and other trading fees on open contracts	640	-
Increase in General Partner fee	8,304	-
Increase in Trading Advisor management fee	45,949	-
Increase in Trading Advisor incentive fee	326,088	-
Increase in selling agents’ commissions – General Partner	282	-
Increase in broker dealer servicing fee – General Partner	258	-
Increase in offering expenses – General Partner	5,662	-

Net cash used in operating activities	(418,888)	-

Cash flows provided by financing activities
Contributions	8,013,538	1,000
Subscriptions received in advance	3,633,808	-
Net cash provided by financing activities	11,647,346	1,000

Net increase in cash and cash equivalents	11,228,458	1,000

Cash and cash equivalents
Beginning of period	1,000	-
End of period	$11,229,458	$1,000

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$4,053,557	$-
Cash and cash equivalents	7,175,901	1,000
Total end of period cash and cash equivalents	$11,229,458	$1,000

Supplemental schedule of non-cash financing activities:
Redemption payable – General Partner	$125,000	$-

The accompanying notes are an integral part of these financial statements.

Aspect Global Diversified Fund LP
Statements of Changes in Partners' Capital (Net Asset Value)
Year Ended December 31, 2008 and the Period from March 23, 2007 (inception) through December 31, 2007

	General Partner		Series A		Series B		Series I
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Balance at March 23, 2007	-	$-	-	$-	-	$-	-	$-	$-
Contributions	10.0000	1,000	-	-	-	-	-	-	1,000
Balance at December 31, 2007	10.0000	$1,000	-	$-	-	$-	-	$-	$1,000
Net income	-	132,314		6,888		20,615		1,382,934	1,542,751
Contributions	4,990.0028	499,000	1,598.6744	159,867	3,692.0156	388,165	66,355.1442	6,966,506	8,013,538
Redemptions	(988.4337)	(125,000)	-	-	-	-	-	-	(125,000)
Balance at December 31, 2008	4,011.5691	$507,314	1,598.6744	$166,755	3,692.0156	$408,780	66,355.1442	$8,349,440	$9,432,289

Net Asset Value Per Unit
	General Partner	Series A	Series B	Series I
December 31, 2008	$126.46	$104.31	$110.72	$125.83
December 31, 2007	$100.00	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Aspect Global Diversified Fund LP
Notes to the Financial Statements

Note 1:        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General Description of the Fund:

Aspect Global Diversified Fund LP (the “Fund”), was formed as a Delaware Limited Partnership on March 23, 2007. The Fund was initially capitalized by the General Partner on April 4, 2007 through the contribution of $1,000 and commenced investment operations on September 1, 2008. The Fund issues units of Limited Partnership Interests (“Units”) in four Series, Series A, Series B, Series C and Series I, which represent units of fractional undivided beneficial interest in and ownership of the Fund.  Only Series A, Series B and Series I were originally offered.  Series C Units will be issued in exchange for Series A, B and I Units in certain circumstances.

The Fund invests the proceeds from its offerings of Units in the speculative trading of futures, swaps, options and over-the-counter contracts, including currency forwards traded in the United States and internationally.  The Trading Program (as hereinafter defined) does not currently utilize options or swaps as part of its trading system, but may employ them in the future.

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

Steben & Company, Inc. (“Steben & Company” the “General Partner” or the “Commodity Pool Operator”), is a Maryland corporation registered with the CFTC as a commodity pool operator and a commodities introducing broker, and is also registered with the SEC as a registered investment advisor and a broker-dealer.  The General Partner is a member of the NFA and the Financial Industry Regulatory Authority (“FINRA”).  The General Partner manages all aspects of the Fund’s business and serves as one of the Fund’s Selling Agents.

Aspect Capital Limited (the “Trading Advisor”) is the Fund’s sole Trading Advisor.  The Trading Advisor utilizes the Aspect Diversified Program (the “Trading Program”), a proprietary, systematic trading system that deploys multiple trading strategies utilizing derivatives that seeks to identify and exploit directional moves in market behavior to a broad and diversified range of global markets including (but not limited to) currencies, global interest rates, equity indices, energies, agricultural commodities and metals.

Significant accounting policies are as follows:

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition:

Futures, options on futures, and forward currency contracts are recorded on a trade date basis, and gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and fair value) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation (“FASB”) No. 39 – Offsetting of Amounts Related to Certain Contracts, as amended by FASB No. 39-1 – Amendment of FASB Interpretation No. 39 (“FIN 39-1”). Any change in net unrealized gain or loss from the preceding period is

Aspect Global Diversified Fund LP
Notes to the Financial Statements

reported in the statement of operations. Fair value of exchange-traded contracts is based upon exchange settlement prices. Fair value of non-exchange traded contracts is based on third-party quoted dealer values on the interbank market.

Investment Valuation:

The majority of the Fund’s positions are exchange-traded futures contracts, which are valued at fair value daily at settlement prices published by the exchanges. Fair value of non-exchange traded contracts is based on third-party quoted dealer values on the interbank market. In addition, the Fund’s commercial paper positions recorded at fair value are based on amortized cost carrying amounts due to the short-term maturity of the instruments.

Cash and Cash Equivalents:

Cash equivalents are highly liquid investments with an original maturity of three months or less at the date of acquisition that are not held for sale in the normal course of business. The Fund is at risk to the extent that it maintains balances with such institutions in excess of insured limits.

Redemptions Payable:

Redemptions payable represent redemptions approved by the General Partner prior to period end, including those that are not effective until subsequent periods.  These redemptions have been recorded using the period end Net Asset Value per Unit in accordance with the provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

Income Taxes:

The Fund prepares calendar year U.S. and applicable state tax returns.  The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses.  The Fund, however, may be required to file returns in various state and local jurisdictions as a result of its operations or the residency of its partners. The Fund adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes on January 1, 2007, which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 applies to all tax positions accounted for under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. For the year ended December 31, 2008 and the period from March 23, 2007 (inception) through December 31, 2007, no income tax liability for uncertain tax positions has been recognized in the accompanying financial statements.

Fair Value of Financial Instruments:

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement and also emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 157 was effective for the Fund on January 1, 2008 and did not impact our financial position, results of operations or cash flows.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and sets out a fair value hierarchy.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  Inputs are broadly defined under SFAS 157 as assumptions market participants would use in pricing an asset or liability. The three levels of the fair value hierarchy under SFAS 157 are described below:

Aspect Global Diversified Fund LP
Notes to the Financial Statements

Level 1.  Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2.  Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly.  A significant adjustment to a Level 2 input could result in the Level 2 measurement becoming a Level 3 measurement.

Level 3.  Inputs are unobservable for the asset or liability.

The following section describes the valuation techniques used by the Fund to measure different financial instruments at fair value and includes the level within the fair value hierarchy in which the financial instrument is categorized.

Fair value of exchange traded contracts is based upon exchange settlement prices. Fair value of non-exchange traded contracts is based on third-party quoted dealer values on the Interbank market. The investments in money market funds and futures contracts are valued using quoted market prices and are classified within Level 1. The fair values of forward currency contracts are based upon an underlying asset, index, or reference rate or a combination of these factors and are classified within Level 2. The Fund uses some, and when applicable, all of these financial instruments as part of its trading activities. The recorded values of commercial paper are based on amortized cost carrying amounts due to the short-term maturity of the instruments and are classified within Level 2. Therefore, their carrying amounts approximate their fair values.

The following table presents the Fund’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

Assets	Level 1	Level 2	Level 3	Total

Equity in broker trading accounts
Futures contracts	$396,283	-	-	$396,283
Forward currency contracts	-	(19,689)	-	(19,689)
Cash and cash equivalents
Money market funds	3,542,194	-	-	3,542,194
Commercial paper	-	1,993,829		1,993,829

There were no Level 3 holdings as of December 31, 2008.

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

Recently Adopted Accounting Pronouncements:

In April 2007, the FASB issued Interpretation No. 39-1, Amendment of FASB Interpretation No. 39 (“FIN 39-1”).  FIN 39-1 defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff.  It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments.  This interpretation is effective for fiscal years beginning after November 15, 2007.  The adoption of FIN 39-1 did not have a material impact on the Fund’s financial statements.

Aspect Global Diversified Fund LP
Notes to the Financial Statements

Recent Accounting Pronouncement:

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133. It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133. SFAS 161 amends the current qualitative and quantitative disclosure requirements for derivative instruments and hedging activities set forth in SFAS 133 and generally increases the level of disaggregation that will be required in an entity’s financial statements. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 is effective for the Fund in its year ending December 31, 2009. As this pronouncement is only disclosure related, it will not have an impact on the Fund’s financial position or results of operations.

Note 2:        PARTNERSHIP AGREEMENT

Series of Units:

There are four Series of Units held by the Limited Partners, Series A, Series B, Series C and Series I.  The Units are offered on a continuous basis and at the net asset value as of the close of business on the last day of the month in which a subscription is accepted.  Only Series A, Series B and Series I are offered by the Fund.  Series C Units will be issued in exchange for Series A, B and I Units in certain circumstances. The Fund began investment operations of its Series A Units, Series B Units and Series I Units on December 1, 2008, November 1, 2008 and September 1, 2008, respectively.

Series A Units pay to the General Partner Selling Agent Commissions monthly in arrears based on the outstanding Series A Units’ Net Asset Value and are subject to the following fees and expenses: Trading Advisor Management Fee, Incentive Fee, Brokerage Expenses, General Partner Fee, Administrative Expenses, Offering Expenses, Selling Agent Commissions, Broker Dealer Servicing Fee, and a Redemption Fee (if Series A Units are redeemed within 12 months of purchase), each as hereinafter defined.  Series A Units are subject to a Fee Limit as hereinafter defined.

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

Series A, B and I Units will be re-designated as Series C Units after the Fee Limit has been reached.  The Series C Units are identical to these other Units except that the Series C Units only pay the Trading Advisor Management Fee, Incentive Fee, Brokerage Expenses, General Partner Fee and Administrative Expenses.

Units of the Fund are offered continuously to the public on a “best-efforts” basis at their month-end Net Asset Value per Unit.  The minimum investment is $10,000.  Units of each Series were initially offered for a period ending August 30, 2008 (“Initial Offering Period”).  Currently, Units of each Series are offered on the first day of each month at the Net Asset Value per Unit of the relevant Series on the last day of the preceding month.  Units are issued as of the commencement of business on the first business day of each month. Each Limited Partner will share in the profits and losses of the fund in proportion to their respective ownership interests.

Aspect Global Diversified Fund LP
Notes to the Financial Statements

General Partner:

The Fund issued General Partner Units to the General Partner to memorialize its ownership interest in the Fund.  The General Partner Units are subject to the following fees, expenses and charges:  Trading Advisor Management Fee, Incentive Fee, Brokerage Expenses and Administrative Expenses.  (General Partner Units are not subject to a Broker Dealer Servicing Fee, General Partner Fee, Offering Expenses, Selling Agent Commissions or Redemption Fee.)  The General Partner may determine and adjust the number of General Partner Units which represent the General Partner’s interest in the Fund. The General Partner will share in the profits and losses of the Fund in proportion to its respective ownership interest.

The General Partner contributed $500,000 to the initial trading capital of the Fund and was issued General Partner Units.  This amount is in addition to the total amount of Units offered by the Fund’s Prospectus.  Thereafter, the General Partner, and/or any of its affiliates, will maintain its interest in the capital of the Fund at no less than the greater of: (i) 1% of aggregate Capital Contributions to the Fund by all Partners (including the General Partner’s contribution) and (ii) $25,000.

As of December 31, 2008, the General Partner had an investment of $507,314, which is net of a redemption payable of $125,000.

Fund Fees and Expenses:

Organizational and Initial Offering Costs— All organizational and initial offering costs were borne by the General Partner on behalf of the Fund without reimbursement.

Brokerage Expenses— Total charges paid to the clearing brokers have and are expected to average less than $4.00 per round-turn trade, although the futures commission merchant’s brokerage commissions and trading fees, as well as the over the counter foreign exchange counterparty fees will be determined on a contract-by-contract basis, have and are expected to range from $1.02 to $5.20 per round-turn.  Some foreign contracts could be higher. Based on the foregoing estimate, each Series of Units is estimated to pay the futures commission merchant their pro rated share of the actual monthly brokerage expenses of approximately 1/12th of 0.30% of the Fund’s Net Asset Value (0.30% per annum) payable in arrears.  These Brokerage Expenses will cover all actual brokerage and trading costs of the Fund.  The exact amount of such brokerage commissions and trading fees to be incurred is impossible to estimate and will vary based upon a number of factors including the trading frequency, the types of instruments traded, transaction sizes, degree of leverage employed and transaction rates in effect from time-to-time.  The compensation paid to the futures commission merchant is estimated at 0.30% of the Fund’s average annual Net Asset Value and will not, under any circumstance, exceed the maximum permissible brokerage expense of 14% of the average annual Net Asset Value of the Fund established by the guidelines of the North American Securities Administrators Association, Inc.

For the year ended December 31, 2008, the Series A, B and I Units incurred expenses to the futures commission merchant in the amount of $27, $73 and $6,042, respectively.

General Partner Fee—Each Series of Units pays the General Partner a monthly General Partner Fee in arrears equal to 1/12th of 1.10% of the Fund’s month-end Net Asset Value (1.10% per annum).  The General Partner Fee is paid to the General Partner to compensate it for its services to the Fund as General Partner and Commodity Pool Operator.

For the year ended December 31, 2008, the Series A, B and I Units incurred General Partner Fees in the amount of $155, $435 and $23,610, respectively, of which $8,304 was payable as of December 31, 2008.

Administrative Expenses— Each Series of Units pays actual monthly administrative expenses to various third-party service providers, as well as the General Partner, estimated to be approximately 1/12th of 0.95% of the Fund’s Net Asset Value (0.95% per annum) payable in arrears.  Actual Administrative Expenses may vary, however such Administrative Expenses will not exceed 0.95% of the Fund’s Net Asset Value per annum.  The Administrative Expenses will cover all actual legal, accounting, clerical and other back office related expenses related to the administration of the Fund and all associated costs incurred by the Fund.

Aspect Global Diversified Fund LP
Notes to the Financial Statements

For the year ended December 31, 2008, the Series A, B and I Units incurred Administrative Expenses in the amount of $134, $376 and $20,390, respectively. Of the total $22,700 of Administrative Expenses included in the statements of operations for the year ended December 31, 2008, $22,000 was paid by the General Partner on behalf of the Fund and is included as accounts payable—General Partner in the statements of financial condition as of December 31, 2008. The General Partner absorbed additional administrative expenses of $8,528 in excess of the 0.95% limitation.

Offering Expenses— The Fund reimburses the General Partner for actual ongoing offering expenses, up to 1/12th of 0.75% of the Fund’s Net Asset Value (0.75% per annum) pro rata for each Series of the Units payable monthly in arrears.  Actual ongoing Offering Expenses in excess of this limitation are absorbed by the General Partner and may not be re-classified as Administrative Expenses.  The Fund is only liable for payment of Offering Expenses on a monthly basis.  The Offering Expenses cover all actual ongoing offering expenses incurred by the General Partner on behalf of the Fund, including regulatory fees, legal costs relating to the offering, sales related travel, printed material, postage and freight, sales conference fees and compensation to sales personnel of the General Partner for wholesaling the Fund.  Compensation paid to sales personnel of the General Partner for the sale of Units is subject to the Fee Limit defined below and is separate and apart from the compensation payable to sales personnel of the General Partner who receive Selling Agent Commissions.  If the Fund terminates prior to completion of payment to the General Partner for the unreimbursed Offering Expenses incurred through the date of such termination, the General Partner will not be entitled to any additional payments, and the Fund will have no further obligation to the General Partner.

Series C Units do not pay Offering Expenses.

For the year ended December 31, 2008, the Series A, B and I Units incurred Offering Expenses in the amount of $106, $297 and $16,097, respectively. As of December 31, 2008, Offering Expenses payable to the General Partner was $5,662.

For the year ended December 31, 2008, the General Partner absorbed ongoing offering expenses of $75,076 in excess of the 0.75% limitation.

Selling Agent Commissions— Series A Units pay to the General Partner Selling Agent Commissions monthly in arrears equal to 1/12th of 2.00% of the outstanding Series A Units’ Net Asset Value (2.00% per annum), subject to the Fee Limit as defined above.  The General Partner pays the Selling Agents an upfront commission of 2.00% of the aggregate subscription amount for the sale of Series A Units.  Beginning in the 13th month, the General Partner will pay the Selling Agents a monthly Selling Agent Commission in arrears equal to 1/12th of 2.00% of the outstanding Series A Units’ Net Asset Value (2.00% per annum), subject to the Fee Limit, as defined below.  The Net Asset Value of Series A Units refers to the Fund’s Net Assets allocated to the capital accounts of Series A Unit holders (the aggregate capital account balances with respect to the Series A Units) divided by the number of outstanding Units of such Series A Units.

The obligation of the Series A Unit holders to pay and the amount charged to Series A Unit holders (e.g., 1/12th of 2.00% of the outstanding Series A Units’ Net Asset Value, paid monthly in arrears) with respect to the Selling Agent Commissions remains identical throughout the life of the Units subject to the Fee Limit.  For Units where the General Partner acts as the Selling Agent, it retains these fees and may compensate its sales personnel.

Series B, C and I Units do not pay Selling Agent Commissions.

For the year ended December 31, 2008, the Series A Units incurred Selling Agent Commissions in the amount of $282, all of which was payable to the General Partner as of December 31, 2008.

Broker Dealer Servicing Fee— Series A Units pay the Selling Agents a monthly Broker Dealer Servicing Fee in arrears equal to 1/12th of 0.15% of the outstanding Series A Units’ month-end Net Asset Value, subject to the Fee Limit.

Aspect Global Diversified Fund LP
Notes to the Financial Statements

Certain of the Series B Units, which are not held by broker dealers who act as custodian for the benefit of Limited Partners, pay Selling Agents who sell Series B Units a monthly Broker Dealer Servicing Fee in arrears equal to 1/12th of 0.60% of the outstanding Series B Units’ Net Asset Value (0.60% per annum), subject to the Fee Limit. Where the General Partner acts as the Selling Agent it retains these fees.

Series C and I Units, and certain of the Series B Units which pay a Broker Dealer Custodial Fee as described below, do not pay a Broker Dealer Servicing Fee.

For the year ended December 31, 2008, the Series A and B Units incurred a Broker Dealer Servicing Fee in the amount of $21 and $237, respectively, all of which is payable at December 31, 2008.

Broker Dealer Custodial Fee— Certain of the Series B Units, which are held by broker dealers who act as custodian for Series B Units for the benefit of the Limited Partners pay such broker dealers a monthly Broker Dealer Custodial Fee in arrears equal to 1/12th of 0.60% of the outstanding Series B Units’ Net Asset Value (0.60% per annum).

Series A, C and I Units, and certain of the Series B Units, which pay a Broker Dealer Servicing Fee as described above, do not pay a Broker Dealer Custodial Fee.

In no event will a Limited Partner holding Series B Units pay both a Broker Dealer Servicing Fee and a Broker Dealer Custodial Fee.

For the year ended December 31, 2008, the Fund did not incur a Broker Dealer Custodial Fee.

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

Investors in the Fund will not pay more than the Fee Limit described above.  The General Partner utilizes accounting software that tracks the fees charged to the Units on a Limited Partner-by-Limited Partner basis.  Series C Units will be issued in exchange for an investor’s Series A, B and I Units to any Limited Partner who owns Series A, B and I Units when the General Partner determines that the Fee Limit has been reached as of the end of any month, or it anticipates that the Fee Limit will be reached during the following month, on their Series A, B and I Units pursuant to NASD Rule 2810.  As a result, it is possible for a Limited Partner to have its Series A, B or I Units exchanged for Series C Units prior to reaching the Fee Limit.  If a Limited Partner’s Series A, B or I Units are exchanged for Series C Units prior to reaching the Fee Limit, the General Partner will not seek additional fees from such Limited Partner.

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

For the year ended December 31, 2008, no Redemption Fees were incurred.

Aspect Global Diversified Fund LP
Notes to the Financial Statements

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

Note 3:          COMMODITY TRADING ADVISOR

The Fund pays Management Fees and Incentive Fees to the Trading Advisor.

Trading Advisor Management Fee— Each Series of Units pays the Trading Advisor a monthly Management Fee payable in arrears equal to 1/12th of 2.00% of the Fund’s trading level allocated to the Trading Program.  The trading level is currently expected to be approximately 1.20 times the normal trading level of the Trading Program.  The normal trading level of the Trading Program is the number of trading positions per dollar customarily taken by the Trading Advisor for client accounts utilizing the Trading Program.  Because the Fund is generally trading at approximately 1.20 times the normal trading level of the Trading Program, the Trading Advisor is increasing the number of trading positions per dollar by 20%.  At a normal trading level, the margin requirements relative to equity in the account range from 5% to 30%.  Because the Fund is trading at approximately 1.20 times the normal trading level of the Trading Program, the margin requirements relative to equity becomes proportionately higher, or from 6% to 36%.  Since the Fund is trading at approximately 1.20 times the normal trading level of the Trading Program, the Management Fee of 2.00% is multiplied by the overall trading level of the Fund (1.20 x 2.0% = 2.40%).  Therefore, the Management Fee will be 1/12th of 2.40% of the Fund’s month-end Net Asset Value (2.40% per annum).  Adjustments to the trading level will not affect the Management Fee percentage or calculation.

For the year ended December 31, 2008, the Series A, B, I and General Partner Units incurred Management Fees to the Trading Advisor in the amount of $339, $949, $51,512 and $4,730, respectively.

Trading Advisor Incentive Fee— Each Series of Units pays the Trading Advisor a quarterly Incentive Fee payable in arrears equal to 20% of any new Trading Profits.  Trading Profits are the sum of: (i) the net of all realized profits and losses on account commodity positions liquidated during the quarter, plus (ii) the net of all unrealized profits and losses net of accrued Brokerage Expenses, NFA fees and give up fees on account commodity positions open as of the quarter end, minus: (iii) the net of all unrealized profits and losses on account commodity positions open at the end of the previous quarter end, and (iv) any cumulative net realized losses (which will not include Incentive Fee expenses) from the Trading Advisor’s trading of the account carried forward from all previous quarters since the last quarter for which an Incentive Fee was payable to the Trading Advisor, and (v) any fees or expenses of the Fund (except for accrued Incentive Fees).  Trading Profits will not include interest income earned by the Fund.

Trading Profits are calculated on the basis of assets allocated to the Trading Advisor.  In determining Trading Profits, any trading losses generated by the Trading Advisor for the Fund in prior periods are carried forward, so that the Incentive Fee is paid only if and to the extent the profits generated by the Trading Advisor for the period exceed any losses (excluding losses relating to redeemed Units) from prior periods.  The loss carry-forward is proportionally reduced if and to the extent the Fund reduces the amount of assets allocated to the Trading Advisor or redemptions occur during a period that a loss carry-forward exists.

In the event that any Units are redeemed prior to the end of a calendar quarter, the Trading Advisor will be entitled to an Incentive Fee (as applicable), payable on a quarterly basis, regarding the redeemed Units to the extent of any accrued Incentive Fee allocable to the redeemed Units as of the redemption date.

For the year ended December 31, 2008, the Series A, B, I and General Partner Units incurred Incentive Fees to the Trading Advisor in the amount of $1,691, $5,061, $337,885 and $32,332, respectively.

As of December 31, 2008, the Trading Advisor has 50,011.3963 Series I Units, with a value of $6,292,934.

Aspect Global Diversified Fund LP
Notes to the Financial Statements

Note 4:          DEPOSITS WITH BROKERS

The Fund deposits funds with the broker, subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements.  Margin requirements are satisfied by the deposit of cash, U.S. Treasuries, U.S. Government Sponsored Agency Securities and investment grade commercial paper with maturities of less than one year with such broker. All interest income earned by the Fund accrues to the Fund.  The Fund earns interest income on its assets deposited with the broker.  The Fund’s excess margin monies are managed by the General Partner.

Note 5:          SUBSCRIPTIONS, DISTRIBUTIONS, AND REDEMPTIONS

Investments in the Fund are made by subscription agreement, subject to acceptance by the General Partner. Units are sold at the net asset value per Series A, B and I Units as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as Limited Partners as of the beginning of the month following the month in which their subscriptions were accepted.  For the year ended December 31, 2008, the Fund had received subscriptions of $8,014,538. As of December 31, 2008, the Fund had $3,633,808 in subscriptions received in advance.

The Fund is not required to make distributions, but may do so at the sole discretion of the General Partner.  A Limited Partner may request and receive redemption of Series A, B and I Units owned at the end of any month, subject to 5 business days prior written notice to the General Partner and restrictions in the Amended and Restated Limited Partnership Agreement.

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

Pursuant to the Amended and Restated Limited Partnership Agreement, the General Partner may require a Limited Partner to be redeemed from the Fund in the event that the General Partner, in its sole discretion, considers the redemption of the Limited Partner as being in the best interest of the Fund, including without limitation a required redemption (i) in efforts to avoid the Fund’s assets being subject to the Employee Retirement Income Security Act of 1974, as amended, (ii) because the continued participation of a person as a Limited Partner will have adverse regulatory or tax consequences to the Fund or other partners or (iii) necessary to comply with any applicable government or self regulatory agency regulations.  Limited Partners will not be required to pay any Redemption Fees if such Limited Partners are subject to a mandatory redemption of their Units within the first year of purchase.

Note 6:          TRADING ACTIVITIES AND RELATED RISKS

The Fund engages in the speculative trading of futures, options and over-the-counter contracts, including currency forwards traded in the United States and internationally (collectively, “derivatives”). The Fund is exposed to both market risk, the risk arising from changes in the fair value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

Aspect Global Diversified Fund LP
Notes to the Financial Statements

Purchase and sale of futures contracts requires margin deposits with the brokers. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury Bills) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than (or none of) the total cash and other property deposited. The Fund utilizes Newedge USA, LLC, as its futures broker and Newedge Group (UK Branch) as its options broker and forwards counterparty.

The Fund trades forward currency contracts in unregulated markets between principals and assumes the risk of loss from counterparty nonperformance. Accordingly, the risks associated with forward currencies are generally greater than those associated with exchange traded contracts because of the greater risk of counterparty default. Additionally, the trading of forward currency contracts typically involves delayed cash settlement.

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

The Fund utilizes UBS Financial Services, Inc. as its cash management securities broker for the investment of some margin excess amounts into short-term fixed income instruments including high grade commercial paper (interest bearing with some credit risk), with durations of less than one year. The Fund invests in certain commercial paper issued by an affiliate of UBS Financial Services, Inc. Fluctuations in prevailing interest rates could cause immaterial market-to-market losses on the Fund’s fixed income instruments, although substantially all of the short-term investments are held to maturity.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Fund is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short. As both a buyer and seller of options, the Fund pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Fund to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid.

In addition to market risk, in entering into commodity interest contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Fund. The counterparty for futures and options on futures contracts traded in the United States and on most non-US futures exchanges is the clearinghouse associated with such exchanges. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some non-US exchanges, it is normally backed by a consortium of banks or other financial institutions.

In the case of forward contracts, over-the-counter options contracts or swap contracts, which are traded on the interbank or other institutional market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a clearinghouse backed by a group of financial institutions; thus, there likely will be greater counterparty credit risk. The Fund trades only with those counterparties that it believes to be creditworthy. All positions of the Fund are valued each day on a mark-to-market basis. There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Fund.

Aspect Global Diversified Fund LP
Notes to the Financial Statements

The unrealized gain (loss) on open futures and forward currency contracts is comprised of the following:

	Futures Contracts	Forward Currency Contracts
	(exchange traded)	(non-exchange traded)
	December 31, 2008	December 31, 2008
Gross unrealized gains	$495,238	$70,100
Gross unrealized losses	(98,955)	(89,789)
Net unrealized gain (loss)	$396,283	$(19,689)

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

Note 8:          FINANCIAL HIGHLIGHTS

The following information presents per Unit operating performance data and other supplemental financial data for 2008.  This information has been derived from information presented in the financial statements for Limited Partner Units. No Limited Partner Units were issued during 2007; consequently, no 2007 financial highlight information is provided.

	Series A Units	Series B Units	Series I Units
Per Unit Performance
(for a unit outstanding from initial series issuance date)
Initial subscription net asset value per unit	$100.00	$100.00	$100.00

Income from operations:
Gain from trading (1)	5.94	14.01	33.56
Net investment loss (1)	(1.63)	(3.29)	(7.73)
Total income from operations	4.31	10.72	25.83
Net asset value per unit, December 31, 2008	$104.31	$110.72	$125.83

Total return(5)	4.31%	10.72%	25.83%

Supplemental data
Ratios to average net asset value:
Expenses prior to advisor incentive fees(2) (3) (4)	7.47%	5.89%	5.29%
Advisor incentive fees(5)	1.01%	2.17%	5.34%
Total expenses	8.48%	8.06%	10.63%
Net investment loss (2) (3) (4)	(18.75%)	(17.94%)	(19.86%)

Aspect Global Diversified Fund LP
Notes to the Financial Statements

Total returns are calculated based on the change in value of a Series A, Series B or Series I Units during the period from each series’ initial issuance.  An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of contributions and redemptions.

(1)
The net investment loss per unit is calculated by dividing the net investment loss by the average number of Series A, Series B or Series I Units outstanding during the year. Gain from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.  Such balancing amount may differ from the calculation of gain from trading per unit due to the timing of trading gains and losses during the period relative to the number of units outstanding.

(2)	All of the ratios under the supplemental data are computed net of involuntary waivers of administrative and offering expenses.
(3)
The net investment loss includes interest income and excludes realized and unrealized gains from trading activities as shown on the statement of operations.  The total amount is then reduced by all expenses, excluding brokerage commissions, which are included in net trading gains on the statements of operations. The resulting amount is divided by the average net asset value for the year.

(4)	Ratios have been annualized.
(5)	Ratios have not been annualized.

 Note 9:         SUBSEQUENT EVENTS

The Trading Advisor redeemed $1,000,000 on February 28, 2009 and requested to redeem an additional $1,000,000 on March 31, 2009.

The Fund received new subscriptions as of January 1, 2009, February 1, 2009 and March 1, 2009 of $3,274,601, $1,747,898 and $2,388,614, respectively.

McGladrey & Pullen
Certified Public Accountants

Independent Auditor's Report

To the Stockholder
Steben & Company, Inc.
Rockville, Maryland

We have audited the accompanying statement of financial condition of Steben & Company, Inc. (the Company) as of December 31, 2008.  This financial statement is the responsibility of the Company's management.  Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statement of financial condition is free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statement of financial condition.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall statement of financial condition presentation.  We believe that our audit of the statement of financial condition provides a reasonable basis for our opinion.

In our opinion, the statement of financial condition referred to above presents fairly, in all material respects, the financial position of Steben & Company, Inc. as of December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey & Pullen, LLP

Chicago, Illinois
February 26, 2009

McGladrey & Pullen, LLP is a member firm of RSM International –
an affiliation of separate and independent legal entities.

Steben & Company, Inc.
Statement of Financial Condition
December 31, 2008

Assets

Cash and cash equivalents	$2,910,348
Receivable from Managed Funds	6,277,841
Commissions receivable	316,097
Investment in Aspect Global Diversified Fund LP	507,314
Certificate of deposit	23,485
Other assets	356,113

Total assets	$10,391,198

Liabilities and Stockholder's Equity

Liabilities
Commissions payable	$1,168,826
Accounts payable and accrued expenses	684,663
Total liabilities	1,853,489

Stockholder's equity
Common stock (1,000 shares authorized, issued, and outstanding, $1 par value)	1,000
Additional paid-in capital	129
Retained earnings	8,536,580
Total stockholder's equity	8,537,709

Total liabilities and stockholder's equity	$10,391,198

See Notes to Statement of Financial Condition.

Steben & Company, Inc.
Notes to Statement of Financial Condition

Note 1.    Nature of Operations and Significant Accounting Policies

Nature of Operations: Steben & Company, Inc. (the Company) was organized in the State of Maryland, is registered as a broker-dealer with the Securities and Exchange Commission (the SEC), and is registered with the Financial Industry Regulatory Authority.  The Company is also registered as an introducing broker and commodity pool operator with the Commodity Futures Trading Commission (the CFTC), and is a member of the National Futures Association.

The Company acts as general partner and commodity pool operator of Futures Portfolio Fund, Limited Partnership, Sage Fund, L.P. and Aspect Global Diversified Fund LP (the Managed Funds). The Company earns management fees, selling agent fees, and General Partner 1 percent allocations from Futures Portfolio Fund, Limited Partnership and Sage Fund, L.P.  and management fees, selling agent fees and broker-dealer servicing fees from Aspect Global Diversified Fund LP.  The Company also receives commissions for wholesaling other commodity pools.

The Company is not required to consolidate any entities pursuant to FASB Interpretation No. 46 (revised December 2003) or Emerging Issues Task Force Issue 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Cash Equivalents: The Company defines cash equivalents as short-term, highly liquid investments with original maturities of three months or less.

Revenue Recognition: Commissions, management fees, selling agent fees, broker-dealer servicing fees, General Partner 1 percent allocations, income allocation from Aspect Global Diversified Fund LP and related expenses are recognized on the accrual basis.

Investment in Aspect Global Diversified Fund LP (Aspect): The Company's investment in Aspect represents an investment as general partner that is carried at fair value, with unrealized gains and losses reflected in the statement of income. The Company and/or its affiliates are required to purchase and maintain an interest in Aspect equal to the greater of 1 percent of the aggregate capital contributions to Aspect or $25,000.

Income Taxes: No provision has been made for federal income taxes as the Company has elected to be taxed as an S corporation under the provisions of the Internal Revenue Code and, accordingly, income is taxable to the stockholder.  The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes on January 1, 2007, which defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority.  FIN 48 applies to all tax positions accounted for under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.  For the year ended December 31, 2008, no income tax liability for uncertain tax positions has been recognized in the accompanying financial statement.

Steben & Company, Inc.
Notes to Statement of Financial Condition

Note 1.    Nature of Operations and Significant Accounting Policies, Continued

Recent Accounting Pronouncements: In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (SFAS 161).  SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS 161 applies to all derivative instruments within the scope of SFAS 133.  It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133.  SFAS 161 amends the current qualitative and quantitative disclosure requirements for derivative instruments and hedging activities set forth in SFAS 133 and generally increases the level of disaggregation that will be required in an entity’s financial statements.  SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements.  SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.   SFAS 161 is effective for the Company in its year ending December 31, 2009.  Management is evaluating the implications of SFAS 161 and its potential effects on the financial condition.

 Note 2.    Fair Value of Financial Instruments

The Company adopted Statement of Financial Accounting Standard No. 157 (SFAS 157), Fair Value Measurement on January 1, 2008.  Upon adoption, SFAS 157 did not materially adjust the Company's statement of financial condition.  SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.  In accordance with SFAS 157, the Company has categorized its financial instruments, based on the priority of inputs to the valuation technique, into a three-level fair value hierarchy.  The fair value gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.  The fair value hierarchy is as follows:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar or identical assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The investment in money market funds is valued using quoted market prices and are classified within Level 1.  The investment in the certificate of deposit is valued based on contractual terms and is classified within Level 2.  The Company’s investment in general partner units of Aspect Global Diversified Fund LP is reported in the statement of financial condition at fair value.  Fair value ordinarily is the value determined by management in accordance with the valuation policies of the general partner units and as reported at the time of the Company’s valuation.  Generally, the fair value of the Company’s investment in Aspect represents the amount that the Company could reasonably expect to receive from Aspect if the Company’s investment was redeemed at the time of valuation, based on information reasonably available at the time the valuation is made and that the Company believes to be reliable.  This financial instrument is classified in Level 3 of the fair value hierarchy.  In addition, substantially all of the Company's other assets and liabilities are considered financial instruments and are already reflected at fair value or at carrying amounts that approximate fair values because of short maturity of the instruments.  Therefore, their carrying amounts approximate their fair values.

Steben & Company, Inc.
Notes to Statement of Financial Condition

Note 2.    Fair Value of Financial Instruments, Continued

The following summarizes the Company's financial assets as of December 31, 2008 by level within the fair value hierarchy:

Description	Level 1	Level 2	Level 3	Total

Cash equivalents - money market funds	$2,910,348	$-	$-	$2,910,348
Investment in Aspect Global Diversified Fund LP	-	-	507,314	507,314
Certificate of deposit	-	23,485	-	23,485
Total assets at fair value	$2,910,348	$23,485	$507,314	$3,441,147

Note 3.Managed Funds

As the general partner of the Managed Funds, the Company conducts and manages their respective businesses.  The Company earns management fees that are based on a fixed percentage (up to 1.95 percent) of the month-end net assets of the Managed Funds.  The Company also receives a 1 percent allocation of any profits or losses from Futures Portfolio Fund, Limited Partnership and Sage Fund, L.P. (the General Partner 1 percent allocation).

The Company earns selling agent fees and broker-dealer servicing fees in connection with the sales efforts to attract new investors, which are based on a fixed percentage (ranging from 0.2 percent to 3.0 percent annually) of the month-end net assets of the Managed Funds.  The Company, in turn, pays substantially all of the selling agent fees to the respective selling agents.

The Company pays certain expenses on behalf of the Managed Funds.  Futures Portfolio Fund, Limited Partnership and Sage Fund, L.P. reimburse the Company for expenses, subject to a limit of 1 percent of their average month-end net assets.  Aspect Global Diversified Fund LP reimburses the Company for administrative expenses subject to a limit of 0.95 percent of average month-end net assets and offering expenses subject to a limit of 0.75 percent of average month-end net assets.  The Company may elect to reduce this percentage to absorb additional operating expenses of the Managed Funds.  For Futures Portfolio Fund, Limited Partnership and Sage Fund, L.P., the Company elected to reduce this percentage to 0.75 percent and 0.65 percent, respectively.

Receivable from Managed Funds at December 31, 2008 consists of:

Management fees	$1,447,702
Selling agent fees	1,148,571
General partner 1% allocations	2,089,897
Receivable from Aspect Global Diversified Fund LP	125,000
Offering expense	5,662
Receivable for expenses	1,461,009
$6,277,841

Steben & Company, Inc.
Notes to Statement of Financial Condition

Note 4.    Commitments and Contingencies

The Company leases office space under a noncancelable operating lease agreement that expires in 2013.  At December 31, 2008, minimum annual rental commitments, exclusive of additional payments that may be required for certain increases in operating costs, are as follows:

2009	$202,918
2010	237,980
2011	245,119
2012	252,467
2013	149,814
Total	$1,088,298
The certificate of deposit of $23,485 collateralizes a bank letter of credit issued in connection with the office space lease.  The certificate of deposit matures on November 20, 2009, has an interest rate of 3.8 percent, and is renewed annually.

Note 5.    Indemnifications

In the normal course of business, the Company enters into contracts that contain a variety of representation and warranties that provide indemnifications under certain circumstances.  The Company's maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred.  Management of the Company expects the risk of loss to be remote.

Note 6.    SIMPLE Individual Retirement Account

The Company has a Savings Incentive Match Plan for Employees of Small Employers (SIMPLE) individual retirement account, whereby the Company matches contributions made by eligible employees up to a maximum of 3 percent of employee compensation.

Note 7.    Off-Balance-Sheet Risk and Concentration of Credit Risk

The Managed Funds engage in the speculative trading of U.S. and foreign futures, options on futures contracts and forward contracts (collectively, derivatives).  The Funds are exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.  Theoretically, the Funds, and the Company as general partner, are exposed to market risk equal to the notional contract value of derivatives purchased and unlimited on derivatives sold short.  The Funds' trading of forward contracts in unregulated markets between principals also exposes the Funds and the Company to the risk of loss from counterparty nonperformance.  The Company has established procedures to actively monitor the Managed Funds' market and credit risks.

The Company has cash and cash equivalents on deposit with financial institutions that, at times, exceed federally insured limits.  The Company does not anticipate nonperformance by these counterparties and has a policy of monitoring, as considered necessary, the creditworthiness of these counterparties.

Steben & Company, Inc.
Notes to Statement of Financial Condition

Note 8.    Net Capital Requirements

The Company is subject to the minimum net capital requirements of the SEC and the CFTC. Under the SEC Uniform Net Capital Rule (Rule 15c3-1), the Company is required to maintain "net capital" equal to the greater of $5,000 or 6-2/3 percent of "aggregate indebtedness," as these terms are defined.  Under the CFTC Net Capital Requirements (Regulation 1.17), the Company is required to maintain "adjusted net capital," as this term is defined, equal to the greater of $45,000 or the amount required by its self-regulatory organization.  "Net capital," "adjusted net capital," and "aggregate indebtedness" change from day to day, but as of December 31, 2008, the Company had net capital and net capital requirements of $2,446,354 and $123,566, respectively. The net capital requirements may effectively restrict, among other things, distributions to the stockholder.

Note 9.    Subsequent Events

Subsequent to December 31, 2008, the Company distributed $3,000,000 to the sole stockholder.