Form 10-K/A
period 2008-12-31
Aspect Global Diversified Fund LP
filed 2009-04-28
CIK 1414581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE REGARDING THIS FORM 10-K /A

Registrant is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 to provide an amended exhibit index and amended Exhibits 31.01 and 31.02.  Other than the amended exhibit index and exhibits, this Amendment No. 1 does not amend any other information set forth in Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, (although Item 9A, as the Item to which the amended exhibits pertain, is repeated herein).

	Part II

Item 9A:	Controls And Procedures	2

	Part IV

Item 15:	Exhibits, Financial Statement Schedules	2

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

2

(b)  Exhibits.
The following exhibits are filed herewith or incorporated by reference.

Exhibit Number	Description of Document
1.1	Form of Selling Agreement***
4.1	Limited Partnership Agreement****
4.2	Amended and Restated Limited Partnership Agreement*****
10.1	Form of Amended and Restated Advisory Agreement between the Fund and the Trading Advisor***
10.1.1	Form of Second Amended and Restated Advisory Agreement between the Fund and the Trading Advisor****
10.2	Form of Commodity Brokerage Agreement between the Fund and Newedge*
10.3	Form of Corporate Cash Management Account Agreement between the Fund and UBS**
31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.01	Section 1350 Certification of Principal Executive Officer*****
32.02	Section 1350 Certification of Principal Financial Officer*****

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

***** Previously filed

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPECT GLOBAL DIVERSIFIED FUND LP
Dated April 28, 2009
	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and
Director of the General Partner

4