Form 10-Q
period 2009-03-31
Aspect Global Diversified Fund LP
filed 2009-05-15
CIK 1414581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
__________________________________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☑

Aggregate market value of the voting and non-voting common equity held by non-affiliates: N/A.

i

ASPECT GLOBAL DIVERSIFIED FUND LP
STATEMENTS OF FINANCIAL CONDITION
March 31, 2009 (Unaudited) and December 31, 2008 (Audited)

	March 31,	December 31,
	2009	2008
ASSETS
Equity in broker trading accounts
Cash	$3,406,721	$4,053,557
U.S. Government securities, at fair value (cost - $499,095 and $0, respectively)	499,150	-
Interest receivable	666	399
Net unrealized gain (loss) on open futures contracts	(2,894)	396,283
Net unrealized loss on open forward currency contracts	(187,637)	(19,689)
Deposits with brokers	3,716,006	4,430,550
Cash and cash equivalents	15,491,906	7,175,901
Commercial paper (cost - $0 and $1,976,299, respectively)	-	1,993,829
Government-sponsored enterprises, at fair value (cost - $2,000,000 and $0, respectively)	2,000,467	-
Total assets	$21,208,379	$13,600,280
LIABILITIES
Accounts payable - General Partner	$33,971	$22,000
Commissions and other trading fees on open contracts	843	640
General Partner fee	13,625	8,304
Trading Advisor management fee	85,811	45,949
Trading Advisor incentive fee	-	326,088
Selling agents’ commissions – General Partner	2,088	282
Broker dealer servicing fee	1,381	258
Offering expenses – General Partner	9,290	5,662
Redemption payable	1,020,265	125,000
Subscriptions received in advance	5,734,939	3,633,808
Total liabilities	6,902,213	4,167,991
PARTNERS’ CAPITAL (Net Asset Value)
General Partner Units – 4,011.5691 units and 4,011.5691 units outstanding at March 31, 2009 and December 31, 2008	$494,206	$507,314
Series A Units – 12,403.3165 units and 1,598.6744 units outstanding at March 31, 2009 and December 31, 2008	1,246,558	166,755
Series B Units – 22,797.7110 units and 3,692.0156 units outstanding at March 31, 2009 and December 31, 2008	2,440,845	408,780
Series I Units – 82,991.0253 units and 66,355.1442 units outstanding at March 31, 2009 and December 31, 2008	10,124,557	8,349,440
Total partners’ capital (net asset value)	14,306,166	9,432,289
Total liabilities and partners’ capital	$21,208,379	$13,600,280

The accompanying notes are an integral part of these financial statements.

ASPECT GLOBAL DIVERSIFIED FUND LP
CONDENSED SCHEDULE OF INVESTMENTS
March 31, 2009
(Unaudited)

U.S. GOVERNMENT SECURITIES *
Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value
$500,000	09/17/09	U.S. Treasury Bill, 0.360%	$499,150	3.49%
		Total U.S. Government securities
		(cost - $499,095)	$499,150	3.49%

GOVERNMENT-SPONSORED ENTERPRISES
Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value
$2,000,000	03/18/10	FHLMC Callable 6/18/09 (Q), 1.050%	$2,000,467	13.98%
		Total Government-sponsored
		enterprises (cost - $2,000,000)	$2,000,467	13.98%

LONG U.S. FUTURES CONTRACTS**
		Description	Net unrealized gain (loss) on open long contracts	% of Net Asset Value
		Agricultural	(3,770)	(0.03%)
		Interest rate	20,666	0.14%
		Metal	28,036	0.20%
		Stock index	140	0.00%
		Total long U. S. futures contracts	$45,072	0.31%

SHORT U.S. FUTURES CONTRACTS**
		Description	Net unrealized gain (loss) on open short contracts	% of Net Asset Value
		Agricultural	(71,542)	(0.50%)
		Energy	19,358	0.14%
		Metal	(64,181)	(0.45%)
		Stock index	(16,708)	(0.12%)
		Total short U.S. futures contracts	$(133,073)	(0.93%)

		Total U.S. futures contracts	$(88,001)	(0.62%)

LONG FOREIGN FUTURES CONTRACTS**
		Description	Net unrealized gain on open short contracts	% of Net Asset Value
		Agricultural	2,754	0.02%
		Interest rate	121,771	0.85%
		Total long foreign futures contracts	$124,525	0.87%

* Pledged as collateral for the trading of futures contracts.
**No individual futures or forward currency contract position constituted greater than 1 percent of net asset value.
Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

ASPECT GLOBAL DIVERSIFIED FUND LP
CONDENSED SCHEDULE OF INVESTMENTS (CONTINUED)
March 31, 2009
(Unaudited)

SHORT FOREIGN FUTURES CONTRACTS**

Description	Net unrealized loss on open short contracts	% of Net Asset Value
Agricultural	(805)	(0.01%)
Interest rate	(1,044)	(0.01%)
Stock index	(37,569)	(0.26%)
Total short foreign futures contracts	$(39,418)	(0.28%)

Total foreign futures contracts	$85,107	0.59%

Net unrealized loss on open futures contracts	$(2,894)	(0.03%)

U.S. FORWARD CURRENCY CONTRACTS**
Description	Net unrealized gain (loss) on open long/short contracts	% of Net Asset Value
Long forward currency contracts	4,418	0.03%
Short forward currency contracts	(128,407)	(0.90%)
Total U.S. forward currency contracts	$(123,989)	(0.87%)

FOREIGN FORWARD CURRENCY CONTRACTS**
Description	Net unrealized loss on open long/short contracts	% of Net Asset Value
Long forward currency contracts	(31,355)	(0.22%)
Short forward currency contracts	(32,293)	(0.23%)
Total foreign forward currency contracts	$(63,648)	(0.45%)

Net unrealized loss on open forward currency contracts	$(187,637)	(1.32%)

**No individual futures or forward currency contract position constituted greater than 1 percent of net asset value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

ASPECT GLOBAL DIVERSIFIED FUND LP
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2008
(Audited)

COMMERCIAL PAPER
Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value
1,000,000	01/12/09	UBS Finance Delaware LLC, 2.95%	$999,099	10.59%
1,000,000	03/10/09	General Elec Cap Corp, 2.79%	994,730	10.55%
		Total commercial paper securities	$1,993,829	21.14%
		(cost - $1,976,299)

LONG U.S. FUTURES CONTRACTS*
		Description	Net unrealized gain (loss) on open long contracts	% of Net Asset Value
		Agricultural	$1,030	0.01%
		Energy	(722)	(0.01%)
		Interest rate	121,956	1.29%
		Metal	8,684	0.09%
		Total long U. S. futures contracts	$130,948	1.38%

SHORT U.S. FUTURES CONTRACTS*
		Description	Net unrealized gain (loss) on open short contracts	% of Net Asset Value
		Agricultural	$(33,230)	(0.35%)
		Energy	36,706	0.39%
		Metal	(42,435)	(0.45%)
		Stock index	(970)	(0.01%)
		Total short U.S. futures contracts	$(39,929)	(0.42%)

		Total U.S. futures contracts	$91,019	0.96%

LONG FOREIGN FUTURES CONTRACTS*
		Description	Net unrealized gain on open short contracts	% of Net Asset Value
		Agricultural	$11,037	0.12%
		Interest rate	298,727	3.17%
		Total long foreign futures contracts	309,764	3.29%

SHORT FOREIGN FUTURES CONTRACTS*

		Description	Net unrealized loss on open short contracts	% of Net Asset Value
		Agricultural	$(2,039)	(0.02%)
		Stock index	(2,461)	(0.03%)
		Total short foreign futures contracts	$(4,500)	(0.05%)

		Total foreign futures contracts	$305,264	3.24%

		Net unrealized gain on open futures contracts	$396,283	4.20%

*No individual futures or forward currency contract position constituted greater than 1 percent of net asset value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

ASPECT GLOBAL DIVERSIFIED FUND LP
CONDENSED SCHEDULE OF INVESTMENTS (CONTINUED)
December 31, 2008
(Audited)

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

ASPECT GLOBAL DIVERSIFIED FUND LP
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)
_____________

	Three Months Ended
	March 31,
	2009	2008
TRADING LOSS
Net realized gain	$228,798	$-
Net change in unrealized loss	(567,125)	-
Brokerage commissions	(6,465)	-
Net loss from trading	(344,792)	-

NET INVESTMENT LOSS
Income
Interest income	18,884	-
Expenses
General Partner fee	37,938	-
Trading Advisor management fee	85,808	-
Selling agents’ commissions – General Partner	4,483	-
Offering expenses – General Partner	76,488	-
Broker dealer servicing fee – General Partner	2,933	-
Administrative expenses	80,416	-
Total expenses	288,066	-
Administrative and offering expenses waived	(96,904)	-
Net total expenses	191,162	-
Net investment loss	(172,278)	-

NET LOSS	$(517,070)	$-

	For the Three Months Ended March 31,
	2009
	General Partner	Series A	Series B	Series I
DECREASE IN NET ASSET VALUE PER UNIT	$(3.26)	$(3.81)	$(3.65)	$(3.83)
2008
INCREASE IN NET ASSET VALUE PER UNIT	$0.00	$0.00	$0.00	$0.00

	For the Three Months Ended March 31,
	2009
	General Partner	Series A	Series B	Series I
NET LOSS PER UNIT (BASED ON WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING)	$(3.27)	$(7.59)	$(7.57)	$(4.49)
2008
NET INCOME PER UNIT (BASED ON WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING)	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

ASPECT GLOBAL DIVERSIFIED FUND LP
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)
__________

	2009	2008
Cash flows provided by (used in) operating activities
Net loss	$(517,070)	$-
Adjustments to reconcile net loss to net cash used in operating activities	-	-
Net change in unrealized loss	567,125	-
Net proceeds of commercial paper	1,993,829	-
Net purchases of investments in U.S. Government securities	(499,150)	-
Net purchases of investments in Government-sponsored enterprises	(2,000,467)	-
Increase in interest receivable	(267)	-
Increase in accounts payable - General Partner	11,971	-
Increase in commissions and other trading on open contracts	203	-
Increase in General Partner fee	5,321	-
Increase in Trading Advisor management fee	39,862	-
Decrease in Trading Advisor incentive fee	(326,088)	-
Increase in selling agents' commissions - General Partner	1,806	-
Increase in broker dealer servicing fee - General Partner	1,123	-
Increase in offering expenses - General Partner	3,628	-
Net cash used in operating activities	(718,174)	-

Cash flows provided by (used in) financing activities
Contributions	3,777,404	-
Subscriptions received in advance	5,734,939	-
Redemptions	(1,125,000)	-
Net cash provided by financing activities	8,387,343	-
Net increase in cash	7,669,169	-

Cash and cash equivalents
Beginning of period	11,229,458	1,000
End of period	$18,898,627	$1,000
End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$2,765,548	$-
Cash and cash equivalents	16,133,080	1,000
Total end of period cash and cash equivalents	$18,898,628	$1,000

Supplemental disclosure of cash flow information
Prior period redemptions paid	$125,000	$-
Prior period subscriptions received in advance	$3,633,808	$-

Supplemental schedule of non-cash financing activities:
Redemptions payable	$1,020,265	$-

The accompanying notes are an integral part of these financial statements.

ASPECT GLOBAL DIVERSIFIED FUND LP
STATEMENT OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)
__________

	General Partner		Series A		Series B		Series I
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total

Three Months Ended March 31, 2009
Balance at December 31, 2008	4,011.5691	$507,314	1,598.6744	$166,755	3,692.0156	$408,780	66,355.1442	$8,349,440	$9,432,289
Net loss for the three months ended March 31, 2009		(13,108)		(52,311)		(96,307)		(355,344)	(517,070)
Contributions	-	-	10,804.6421	1,132,114	19,105.6954	2,128,372	32,849.6491	4,150,726	7,411,212
Redemptions	-	-	-	-	-	-	(16,213.7680)	(2,020,265)	(2,020,265)
Balance at March 31, 2009	4,011.5691	$494,206	12,403.3165	$1,246,558	22,797.7110	$2,440,845	82,991.0253	$10,124,557	$14,306,166

Three Months Ended March 31, 2008
Balance at December 31, 2007	10.0000	$1,000	-	$-	-	$-	-	$-	$1,000
Balance at March 31, 2008	10.0000	$1,000	-	$-	-	$-	-	$-	$1,000

	Net Asset Value Per Unit
	General Partner	Series A	Series B	Series I
March 31, 2009	$123.20	$100.50	$107.07	$122.00
December 31, 2008	$126.46	$104.31	$110.72	$125.83
March 31, 2008	$100.00	$-	$-	$-
December 31, 2007	$100.00	$-	$-	$-

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

Aspect Global Diversified Fund LP
Notes to the Financial Statements

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

Investment Valuation:

The majority of the Fund’s positions are exchange-traded futures contracts, which are valued at fair value daily at settlement prices published by the exchanges. Fair value of non-exchange traded contracts is based on third-party quoted dealer values on the interbank market. In addition, the Fund’s U.S. Government securities, Government-sponsored enterprises, and commercial paper positions recorded at fair value are based on amortized cost carrying amounts due to the short-term maturity of the instruments.

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

Income Taxes:

The Fund prepares calendar year U.S. and applicable state tax returns.  The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses.  The Fund, however, may be required to file returns in various state and local jurisdictions as a result of its operations or the residency of its partners. The Fund adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes on January 1, 2007, which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 applies to all tax positions accounted for under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. For the three months ended March 31, 2009, the year ended December 31, 2008 and the period from March 23, 2007 (inception) through December 31, 2007, no income tax liability for uncertain tax positions has been recognized in the accompanying financial statements.  The 2008 tax year generally remains subject to examination by U.S. federal and most state tax authorities.

Aspect Global Diversified Fund LP
Notes to the Financial Statements

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

Fair value of exchange traded contracts is based upon exchange settlement prices. Fair value of non-exchange traded contracts is based on third-party quoted dealer values on the Interbank market. The investments in money market funds and futures contracts are valued using quoted market prices and are classified within Level 1. The fair values of forward currency contracts are based upon an underlying asset, index, or reference rate or a combination of these factors and are classified within Level 2. The Fund uses some, and when applicable, all of these financial instruments as part of its trading activities. The recorded values of U.S. Government securities, Government-sponsored enterprises, and commercial paper are based on amortized cost carrying amounts due to the short-term maturity of the instruments and are classified within Level 1 or 2. Therefore, their carrying amounts approximate their fair values.

Aspect Global Diversified Fund LP
Notes to the Financial Statements

The following tables present the Fund’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008:

	March 31, 2009
Assets	Level 1	Level 2	Total

Equity in broker trading accounts
Futures contracts	$(2,894)	$-	$(2,894)
Forward currency contracts	-	(187,637)	(187,637)
U.S. Government securities	499,150	-	499,150
Government-sponsored enterprises	-	2,000,467	2,000,467
Cash and cash equivalents
Money market funds	9,756,144	-	9,756,144

	December 31, 2008
Assets	Level 1	Level 2	Total

Equity in broker trading accounts
Futures contracts	$396,283	-	$396,283
Forward currency contracts	-	(19,689)	(19,689)
Cash and cash equivalents
Money market funds	3,542,194	-	3,542,194
Commercial paper	-	1,993,829	1,993,829

There were no Level 3 holdings as of March 31, 2009 and as of December 31, 2008.

Derivative Instruments:

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to provide users of financial statements with an enhanced understanding of the use of derivative instruments, financial performance, and cash flows. This Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on agreements. SFAS 161 is effective for financial statements issued for the Fund’s first fiscal year beginning after November 15, 2008. The Fund adopted the provisions of SFAS 161 effective January 1, 2009.

The Fund’s derivative contracts are comprised of futures and currency forward contracts. These derivative contracts are recorded on the statements of financial condition as assets measured at fair value and the related realized and unrealized gain (loss) associated with these derivatives is recorded in the statements of operations. The Fund has considered the counterparty credit risk related to all its futures and forward currency contracts and does not deem any counterparty credit risk material at this time. The Fund does not designate any derivative instruments as hedging instruments under SFAS 133.

As of March 31, 2009 and for the three months ended March 31, 2009, the Fund’s derivative contracts had the following impact on the Statements of Financial Condition and the Statements of Operations:

Aspect Global Diversified Fund LP
Notes to the Financial Statements

	Derivative Assets and Liabilities
	Statements of Financial Condition Location	Assets	Liabilities	Net	Number of Contracts
Futures contracts
Agricultural	Net unrealized gain on open futures contracts	$8,452	$(81,815)	$(73,363)	102
Energy	Net unrealized gain on open futures contracts	28,048	(8,690)	19,358	12
Interest rate	Net unrealized gain on open futures contracts	161,303	(19,910)	141,393	342
Metal	Net unrealized gain on open futures contracts	33,960	(70,105)	(36,145)	66
Stock index	Net unrealized gain on open futures contracts	152	(54,289)	(54,137)	26
		$231,915	$(234,809)	$(2,894)	548

Forward contracts
Currency	Net unrealized loss on open forward currency contracts	$21,231	$(208,868)	$(187,637)	N/A
		$253,146	$(443,677)	$(190,531)	N/A

	Revenue
	Statements of Operations Location	Realized gain (loss)	Number of Contracts
Futures contracts
Agricultural	Net realized gain	$(25,600)	217
Energy	Net realized gain	130,749	112
Interest rate	Net realized gain	363,194	978
Metal	Net realized gain	(61,320)	68
Stock index	Net realized gain	(133,129)	275
		$273,894	1,650

Forward contracts
Currency	Net realized gain	$(41,467)	N/A
		$232,427	N/A

	Revenue
	Statements of Operations Location	Unrealized loss	Number of Contracts
Futures contracts
Agricultural	Net change in unrealized loss	$(50,161)	102
Currency	Net change in unrealized loss	-	-
Energy	Net change in unrealized loss	(16,626)	12
Interest rate	Net change in unrealized loss	(279,290)	342
Metal	Net change in unrealized loss	(2,394)	66
Stock index	Net change in unrealized loss	(50,706)	26
		$(399,177)	548

Forward contracts
Currency	Net change in unrealized loss	$(167,948)	N/A
		$(567,125)	N/A

Aspect Global Diversified Fund LP
Notes to the Financial Statements

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

Recent Accounting Pronouncements:

On April 9, 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. 157-4”). FSP No. 157-4 requires entities to consider whether events and circumstances indicate whether the transaction is or is not orderly as opposed to a forced or distressed transaction. Entities would place more weight on observable transactions determined to be orderly and less weight on transactions for which there is insufficient information to determine whether the transaction is orderly. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities. FSP No. 157-4 provides additional guidance for making fair value measurements more consistent with the principles presented in SFAS No. 157. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We do not believe this will have a material impact on our financial statements.

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

Aspect Global Diversified Fund LP
Notes to the Financial Statements

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

As of March 31, 2009 and December 31, 2008, the General Partner had an investment of $494,206 and $507,314, respectively.  Redemption payable to the General Partner was $125,000 as of December 31, 2008.

Fund Fees and Expenses:

Organizational and Initial Offering Costs—All organizational and initial offering costs were borne by the General Partner on behalf of the Fund without reimbursement.

Brokerage Expenses—Total charges paid to the clearing brokers have and are expected to average less than $4.00 per round-turn trade, although the futures commission merchant’s brokerage commissions and trading fees, as well as the over the counter foreign exchange counterparty fees will be determined on a contract-by-contract basis, have and are expected to range from $1.02 to $5.20 per round-turn.  Some foreign contracts could be higher. Based on the foregoing estimate, each Series of Units is estimated to pay the futures commission merchant their pro rated share of the actual monthly brokerage expenses of approximately 1/12th of 0.30% of the Fund’s Net Asset Value (0.30% per annum) payable in arrears.  These Brokerage Expenses will cover all actual brokerage and trading costs of the Fund.  The exact amount of such brokerage commissions and trading fees to be incurred is impossible to estimate and will vary based upon a number of factors including the trading frequency, the types of instruments traded, transaction sizes, degree of leverage employed and transaction rates in effect from time-to-time.  The compensation paid to the futures commission merchant is estimated at 0.30% of the Fund’s average annual Net Asset Value and will not, under any circumstance, exceed the maximum permissible brokerage expense of 14% of the average annual Net Asset Value of the Fund established by the guidelines of the North American Securities Administrators Association, Inc.

For the three months ended March 31, 2009, Series A, B and I Units incurred expenses to the futures commission merchant in the amount of $431, $828 and $4,981, respectively.

Aspect Global Diversified Fund LP
Notes to the Financial Statements

General Partner Fee—Each Series of Units pays the General Partner a monthly General Partner Fee in arrears equal to 1/12th of 1.10% of the Fund’s month-end Net Asset Value (1.10% per annum).  The General Partner Fee is paid to the General Partner to compensate it for its services to the Fund as General Partner and Commodity Pool Operator.

For the three months ended March 31, 2009, Series A, B and I Units incurred General Partner Fees in the amount of $2,465, $4,761 and $30,711, respectively. As of March 31, 2009 and December 31, 2008, General Partner Fee payable was $13,625 and $8,304, respectively.

Administrative Expenses—Each Series of Units pays actual monthly administrative expenses to various third-party service providers, as well as the General Partner, estimated to be approximately 1/12th of 0.95% of the Fund’s Net Asset Value (0.95% per annum) payable in arrears.  Actual Administrative Expenses may vary, however such Administrative Expenses will not exceed 0.95% of the Fund’s Net Asset Value per annum.  The Administrative Expenses will cover all actual legal, accounting, clerical and other back office related expenses related to the administration of the Fund and all associated costs incurred by the Fund.

For the three months ended March 31, 2009, Series A, B and I Units incurred Administrative Expenses in the amount of $2,135, $4,126 and $26,658, respectively. Of the total $80,416 of Administrative Expenses included in the statements of operations for the three months ended March 31, 2009, $80,254 was paid by the General Partner on behalf of the Fund which is included in administrative and offering expenses waived on the statements of operations. The General Partner absorbed administrative expenses of $46,283 in excess of the 0.95% limitation. As of March 31, 2009 and December 31, 2008, $33,971 and $22,000, respectively, of administrative and offering expenses are included as Accounts payable – General Partner in the statements of financial condition.

Offering Expenses—The Fund reimburses the General Partner for actual ongoing offering expenses, up to 1/12th of 0.75% of the Fund’s Net Asset Value (0.75% per annum) pro rata for each Series of the Units payable monthly in arrears.  Actual ongoing Offering Expenses in excess of this limitation are absorbed by the General Partner and may not be re-classified as Administrative Expenses.  The Fund is only liable for payment of Offering Expenses on a monthly basis.  The Offering Expenses cover all actual ongoing offering expenses incurred by the General Partner on behalf of the Fund, including regulatory fees, legal costs relating to the offering, sales related travel, printed material, postage and freight, sales conference fees and compensation to sales personnel of the General Partner for wholesaling the Fund.  Compensation paid to sales personnel of the General Partner for the sale of Units is subject to the Fee Limit defined below and is separate and apart from the compensation payable to sales personnel of the General Partner who receive Selling Agent Commissions.  If the Fund terminates prior to completion of payment to the General Partner for the unreimbursed Offering Expenses incurred through the date of such termination, the General Partner will not be entitled to any additional payments, and the Fund will have no further obligation to the General Partner.

Series C Units do not pay Offering Expenses.

For the three months ended March 31, 2009, Series A, B and I Units incurred Offering Expenses in the amount of $1,681, $3,246 and $20,940, respectively. For the three months ended March 31, 2009, the General Partner absorbed ongoing offering expenses of $50,621 in excess of the 0.75% limitation, which are included in administrative and offering expenses waived on the statements of operations. As of March 31, 2009 and December 31, 2008, Offering Expenses payable to the General Partner was $9,290 and $5,662, respectively.

Selling Agent Commissions—Series A Units pay to the General Partner Selling Agent Commissions monthly in arrears equal to 1/12th of 2.00% of the outstanding Series A Units’ Net Asset Value (2.00% per annum), subject to the Fee Limit as defined above.  The General Partner pays the Selling Agents an upfront commission of 2.00% of the aggregate subscription amount for the sale of Series A Units.  Beginning in the 13th month, the General Partner will pay the Selling Agents a monthly Selling Agent Commission in arrears equal to 1/12th of 2.00% of the outstanding Series A Units’ Net Asset Value (2.00% per annum), subject to the Fee Limit, as defined below.  The Net Asset Value of Series A Units refers to the Fund’s Net Assets allocated to the capital accounts of Series A Unit holders (the aggregate capital account balances with respect to the Series A Units) divided by the number of outstanding Units of such Series A Units.

Aspect Global Diversified Fund LP
Notes to the Financial Statements

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

Series B, C and I Units do not pay Selling Agent Commissions.

For the three months ended March 31, 2009, the Series A Units incurred Selling Agent Commissions in the amount of $4,483. As of March 31, 2009 and December 31, 2008, Selling Agent Commissions payable was $2,088 and $282, respectively.

Broker Dealer Servicing Fee—Series A Units pay the Selling Agents a monthly Broker Dealer Servicing Fee in arrears equal to 1/12th of 0.15% of the outstanding Series A Units’ month-end Net Asset Value, subject to the Fee Limit.

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

For the three months ended March 31, 2009, the Series A and B Units incurred a Broker Dealer Servicing Fee in the amount of $336 and $2,597, respectively. As of March 31, 2009 and December 31, 2008, Broker Dealer Servicing Fee payable to the General Partner was $1,381 and $258, respectively.

Broker Dealer Custodial Fee—Certain of the Series B Units, which are held by broker dealers who act as custodian for Series B Units for the benefit of the Limited Partners pay such broker dealers a monthly Broker Dealer Custodial Fee in arrears equal to 1/12th of 0.60% of the outstanding Series B Units’ Net Asset Value (0.60% per annum).

Series A, C and I Units, and certain of the Series B Units, which pay a Broker Dealer Servicing Fee as described above, do not pay a Broker Dealer Custodial Fee.

In no event will a Limited Partner holding Series B Units pay both a Broker Dealer Servicing Fee and a Broker Dealer Custodial Fee.

For the three months ended March 31, 2009, the Fund did not incur a Broker Dealer Custodial Fee.

Fee Limit—The Fee Limit is the total amount of Selling Agent Commissions, Broker Dealer Servicing Fees paid to selling agents, payments for wholesalers, payments for sales conferences, and other Offering Expenses that are items of compensation to FINRA members (but excluding among other items, the production and printing of prospectuses and associated envelopes, folders and printed pieces provided with the prospectuses, as well as various legal and regulatory fees) paid by particular Series A, B or I Units when it is equal to 10.00% of the original purchase price paid by holders of those particular Units.

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

Aspect Global Diversified Fund LP
Notes to the Financial Statements

Redemption Fee—Series A Units pay a pro rata Redemption Fee to the General Partner during the first 12 months after issuance of the Series A Units.  Series A Units redeemed prior to the first anniversary of the subscription date will be subject to a Redemption Fee equal to the product of (i) 2.00% of the subscription price for such Series A Units on the subscription date, divided by twelve (ii) multiplied by the number of months remaining before the first anniversary of the subscription date.  Series B Units, Series C and Series I Units are not subject to the Redemption Fee.  Limited Partners will not be required to pay any Redemption Fees if such Limited Partners are subject to a mandatory redemption of their Units within the first year of purchase.

For the three months ended March 31, 2009, no Redemption Fees were incurred.

Extraordinary Fees and Expenses—The Fund will pay all extraordinary fees and expenses incurred by the Fund, if any, as determined by the General Partner.  Extraordinary fees and expenses are fees and expenses which are non-recurring and unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses.  Extraordinary fees and expenses will also include material expenses which are not currently anticipated obligations of the Fund or of managed futures funds in general.  Routine operational, administrative and other ordinary expenses will not be deemed to be extraordinary expenses.

Note 3:	COMMODITY TRADING ADVISOR

The Fund pays Management Fees and Incentive Fees to the Trading Advisor.

Trading Advisor Management Fee—Each Series of Units pays the Trading Advisor a monthly Management Fee payable in arrears equal to 1/12th of 2.00% of the Fund’s trading level allocated to the Trading Program.  The trading level is currently expected to be approximately 1.20 times the normal trading level of the Trading Program.  The normal trading level of the Trading Program is the number of trading positions per dollar customarily taken by the Trading Advisor for client accounts utilizing the Trading Program.  Because the Fund is generally trading at approximately 1.20 times the normal trading level of the Trading Program, the Trading Advisor is increasing the number of trading positions per dollar by 20%.  At a normal trading level, the margin requirements relative to equity in the account range from 5% to 30%.  Because the Fund is trading at approximately 1.20 times the normal trading level of the Trading Program, the margin requirements relative to equity becomes proportionately higher, or from 6% to 36%.  Since the Fund is trading at approximately 1.20 times the normal trading level of the Trading Program, the Management Fee of 2.00% is multiplied by the overall trading level of the Fund (1.20 x 2.0% = 2.40%).  Therefore, the Management Fee will be 1/12th of 2.40% of the Fund’s month-end Net Asset Value (2.40% per annum).  Adjustments to the trading level will not affect the Management Fee percentage or calculation.

For the three months ended March 31, 2009, the Series A, B, I and General Partner Units incurred Management Fees to the Trading Advisor in the amount of $5,378, $10,386, $66,997 and $3,047, respectively.

Trading Advisor Incentive Fee—Each Series of Units pays the Trading Advisor a quarterly Incentive Fee payable in arrears equal to 20% of any new Trading Profits.  Trading Profits are the sum of: (i) the net of all realized profits and losses on account commodity positions liquidated during the quarter, plus (ii) the net of all unrealized profits and losses net of accrued Brokerage Expenses, NFA fees and give up fees on account commodity positions open as of the quarter end, minus: (iii) the net of all unrealized profits and losses on account commodity positions open at the end of the previous quarter end, and (iv) any cumulative net realized losses (which will not include Incentive Fee expenses) from the Trading Advisor’s trading of the account carried forward from all previous quarters since the last quarter for which an Incentive Fee was payable to the Trading Advisor, and (v) any fees or expenses of the Fund (except for accrued Incentive Fees).  Trading Profits will not include interest income earned by the Fund.

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

Aspect Global Diversified Fund LP
Notes to the Financial Statements

In the event that any Units are redeemed prior to the end of a calendar quarter, the Trading Advisor will be entitled to an Incentive Fee (as applicable), payable on a quarterly basis, regarding the redeemed Units to the extent of any accrued Incentive Fee allocable to the redeemed Units as of the redemption date.

For the three months ended March 31, 2009, the Series A, B, I and General Partner Units did not incur Incentive Fees to the Trading Advisor.

As of March 31, 2009 and December 31, 2008, the Trading Advisor had 33,963.9024 and 50,011.3963 Series I Units, respectively, with a value of $4,143,454 and $6,292,934, respectively. As of March 31, 2009 and December 31, 2008, redemption payable to the Trading Advisor was $1,000,000 and $0, respectively.

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

Investments in the Fund are made by subscription agreement, subject to acceptance by the General Partner. Units are sold at the net asset value per Series A, B and I Units as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as Limited Partners as of the beginning of the month following the month in which their subscriptions were accepted.  For the three months ended March 31, 2009, the Fund had received subscriptions of $7,411,212. As of March 31, 2009 and December 31, 2008, the Fund had $5,734,939 and $3,633,808 in subscriptions received in advance, respectively.

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

Aspect Global Diversified Fund LP
Notes to the Financial Statements

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

In addition to market risk, in entering into commodity interest contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Fund. The counterparty for futures and options on futures contracts traded in the United States and on most non-US futures exchanges is the clearinghouse associated with such exchanges. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some non-U.S. exchanges, it is normally backed by a consortium of banks or other financial institutions.

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

Aspect Global Diversified Fund LP
Notes to the Financial Statements

The unrealized gain (loss) on open futures and forward currency contracts is comprised of the following:

	Futures Contracts (exchange traded) March 31, 2009	Forward Currency Contracts (non-exchange traded) March 31, 2009
Gross unrealized gains	$231,915	$21,231
Gross unrealized losses	(234,809)	(208,868)
Net unrealized gain (loss)	$(2,894)	$(187,637)

	Futures Contracts (exchange traded) December 31, 2008	Forward Currency Contracts (non-exchange traded) December 31, 2008
Gross unrealized gains	$495,238	$70,100
Gross unrealized losses	(98,955)	(89,789)
Net unrealized gain (loss)	$396,283	$(19,689)

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

The statements of financial condition, including the condensed schedule of investments, as of March 31, 2009, the statements of operations for the three months ended March 31, 2009 and 2008, the statements of cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2009 and 2008 and the accompanying notes to the financial statements are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles may be omitted pursuant to such rules and regulations.  In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2009, results of operations for the three months ended March 31, 2009 and 2008, cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2009 and 2008.  The results of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year or any other period.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Form 10-K as filed with the Securities and Exchange Commission.

Aspect Global Diversified Fund LP
Notes to the Financial Statements

Note 9:	FINANCIAL HIGHLIGHTS

The following information presents per Unit operating performance data and other supplemental financial data for the three months ended March 31, 2009.  This information has been derived from information presented in the financial statements for Limited Partner Units. No Limited Partner Units were issued during the three months ended March 31, 2008; consequently, no 2008 financial highlight information is provided.

	Series A Units	Series B Units	Series I Units
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$104.31	$110.72	$125.83

Income from operations:
Gain from trading (1)	(1.59)	(1.85)	(2.18)
Net investment loss (1)	(2.22)	(1.80)	(1.65)
Total income from operations	(3.81)	(3.65)	(3.83)
Net asset value per unit at end of period	$100.50	$107.07	$122.00

Total return (5)	(3.65%)	(3.30%)	(3.05%)

Supplemental data
Ratios to average net asset value:
Expenses prior to advisor incentive fees(2), (3), (4)	9.28%	7.20%	5.86%
Advisor incentive fees(5)	0%	0%	0%
Total expenses	9.28%	7.20%	5.86%
Net investment loss (2), (3), (4)	(8.64%)	(6.57%)	(5.26%)

Total returns are calculated based on the change in value of a Series A, Series B or Series I Units during the period.  An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of contributions and redemptions.

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

(3)
The net investment loss includes interest income and excludes realized and unrealized gains from trading activities as shown on the statement of operations.  The total amount is then reduced by all expenses, excluding brokerage commissions, which are included in net trading gains on the statements of operations. The resulting amount is divided by the average net asset value for the quarter.

(4)	Ratios have been annualized.

(5)	Ratios have not been annualized.

Aspect Global Diversified Fund LP
Notes to the Financial Statements

Note 10:	SUBSEQUENT EVENTS

The Trading Advisor redeemed $1,000,000 on April 30, 2009 and requested to redeem an additional $1,000,000 on May 31, 2009.

The Fund received new subscriptions of $4,848,529 and $4,736,347, which are effective April 1, 2009 and May 1, 2009, respectively.

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

Fair value of exchange traded contracts is based upon exchange settlement prices. Fair value of non-exchange traded contracts is based on third-party quoted dealer values on the Interbank market. The investments in money market funds and futures contracts are valued using quoted market prices and are classified within Level 1. The fair values of forward currency contracts are based upon an underlying asset, index, or reference rate or a combination of these factors and are classified within Level 2. The Fund uses some, and when applicable, all of these financial instruments as part of its trading activities. The recorded values of U.S. Government securities, Government-sponsored enterprises, and commercial paper are based on amortized cost carrying amounts due to the short-term maturity of the instruments and are classified within Level 1 or 2. Therefore, their carrying amounts approximate their fair values.

Futures, options on futures and forward contracts are recorded on a trade date basis and gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract trade price and fair value) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 - Offsetting of Amounts Related to Certain Contracts, as amended by FASB No. 39-1 – Amendment of FASB Interpretation No. 39 (“FIN 39-1”).  Fair value of exchange-traded contracts is based upon exchange settlement prices. Fair value of non-exchange traded contracts is based on third-part quoted dealer values on the interbank market. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. U.S. Government securities, Government-sponsored enterprises, and commercial paper are stated at cost plus accrued interest, which approximates fair value.

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

As of March 31, 2009, the aggregate capitalization of the Fund was $14,306,166, consisting of Series A Units of $1,246,558, Series B Units of $2,440,845, Series I Units of $10,124,557 and General Partner Units of $494,206.  The net asset value per Unit of the Series A Units was $100.50, the net asset value of the Series B Units was $107.07, the net asset value of the Series I Units was $122.00 and the Net Asset Value of the General Partner Units was $123.20 as of March 31, 2009.

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

Results of Operations

The return for Series A, B, I and General Partner Units for the three months ended March 31, 2009, was (3.65)%, (3.30)%, (3.05)% and (2.58)%, respectively. Further analysis of the trading gains and losses is provided below. Past performance is not indicative of expected future financial condition or results of operations.

The results for the Fund’s market sectors are described below:

	For the Period Ended March 31, 2009 % Gain (Loss)
Market Sector	General Partner Units	Series A Units	Series B Units	Series I Units

Agricultural Commodities	(0.46%)	(0.46%)	(0.46%)	(0.46%)
Currencies	(1.24%)	(1.24%)	(1.24%)	(1.24%)
Energy	0.89%	0.89%	0.89%	0.89%
Interest Rates	(0.09%)	(0.09%)	(0.09%)	(0.09%)
Metals	(0.33%)	(0.33%)	(0.33%)	(0.33%)
Stock Indices	(0.64%)	(0.64%)	(0.64%)	(0.64%)
Total	(1.87%)	(1.87%)	(1.87%)	(1.87%)

2009

The Fund’s Series A Units were up 0.37%, Series B Units were up 0.47% and Series I Units were up 0.51% for the month of January 2009. The muted contributions from several sectors reflect the systematic reduction in exposures resulting from the increased market volatility experienced in the fourth quarter of 2008. Stock markets started 2009 with renewed investor optimism in response to President Obama’s stimulus plan. The optimism was short-lived however, and stock markets declined as economic and earnings data continued to show a negative outlook. Bonds also sold off and yields rose as governments continued to develop rescue plans and packages to boost growth. This was particularly seen in European bond markets with U.K. Gilts and Bunds being two of the worst contracts this month. Conversely, the portfolio’s long positions in interest rates benefitted from the rate cut decisions of the Bank of England and the ECB. In currencies, the U.S. dollar continued strengthening as a result of risk aversion and the increasingly negative outlook for Europe, which continues to deal with crises in the financial sector; this effect continued to be particularly seen in the weakness of Sterling to the benefit of the Fund’s short exposure. The energy sector was the best performer this month, driven by gains from crude oil and natural gas, whose prices declined on the back of bearish inventory data. Similarly, industrial metals also declined due to stock build-ups, benefiting the Fund’s short positions.

The Fund’s Series A Units were up 0.57%, Series B Units were up 0.67% and Series I Units were up 0.71% for the month of February 2009. In comparison with recent months, returns were relatively muted overall. The Fund, however, still made profits in the majority of sectors. The currency sector had an eventful month and provided the most volatility; profits were seen from weakness in the Swedish Krona and Canadian Dollar which offset losses in the Yen against the U.S. dollar. The Swedish Krona fell to a record low against the Euro after an unexpectedly large rate-cut and the worst Swedish GDP figures since 1940. The best performing sectors overall were stock indices and energies. Global equity markets continued their poor start to the year amid further weak economic data and problems for financial companies, which benefited the Fund’s small short exposure. In energy, it was short positions in natural gas and products of crude oil which drove performance in a choppy month for crude itself. Agricultural commodities were also profitable, despite some losses from a sharp reversal in cocoa markets. Fixed income markets were more mixed. The longer end of the curve was generally profitable, with the exception of Australian bonds, however, performance was dragged down by losses in shorter-dated Australian bills and especially in short Sterling, as quantitative easing started to seem more likely than further rate-cuts in the U.K.

The Fund’s Series A Units were down (4.55)%, Series B Units were down (4.40)% and Series I Units were down (4.23)% for the month of March 2009. Although most global stock markets remain in negative territory year to date, many saw a strong rally during March, to the detriment of the Fund’s short positions. Investor risk appetite appeared to return following some positive corporate earnings news and the U.S. Federal Reserve’s revamped toxic asset repurchase and quantitative easing plans. The S&P 500 had its strongest monthly rally since October 2002, recovering from a 12-year low on March 9. The Federal Reserve’s plan to repurchase debt caused U.S. fixed income markets to rally. U.S. interest rate markets and European fixed income markets followed and the Fund’s long positions performed positively in fixed income sectors. In currency, the announcement of the Treasury’s new plans resulted in the U.S. dollar weakening against major currencies and consequently a give-back of some of the profits the Fund had generated on the back of U.S. dollar strength since the third quarter of 2008. U.S. dollar weakness and revised inflationary expectations caused commodities markets to rally to the detriment of the Fund’s short positions. This was seen particularly in metals, where strategic buying by China caused the prices of base metals to rally. Precious metals on the other hand declined as investors sold out of safe haven assets, contrary to the Fund’s long positioning. Energy markets followed stock markets' direction, with crude oil prices rising over 10% this month, despite OPEC announcing that it will not cut output.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

PART II-OTHER INFORMATION

Item 1: Legal Proceedings.

None

Item 1A: Risk Factors.

There have been no material changes from the risk factors disclosed in the Fund’s Registration Statement on Post-Effective Amendment No. 1 to Form S-1 (SEC File No.: 333-148049) which was declared effective by the SEC on May 1, 2009.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

There were no sales of unregistered securities of the Fund during the three months ended March 31, 2009.

The Fund’s Registration Statement on Form S-1 (Registration No.: 333-148049), registering $60,000,000 Series A Units, $24,000,000 Series B Units and $36,000,000 Series I Units, was declared effective on August 12, 2008 with information with respect to the use of proceeds from the sale of Units being disclosed therein.  The Fund’s initial offering period was from August 12, 2008 through August 31, 2008.  Thereafter, the Fund began investment operations of its Series A Units, Series B Units and Series I Units on December 1, 2008, November 1, 2008 and September 1, 2008, respectively. The Fund’s Post-Effective Amendment No. 1 to Form S-1 (SEC File No.: 333-148049) was declared effective by the SEC on May 1, 2009.

The proceeds of the offering of the Fund’s Units are deposited in the Fund’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with the Fund’s trading policies and its trading advisor’s respective trading strategies.

Issuer Purchases of Equity Securities

Pursuant to the Fund’s Amended and Restated Limited Partnership Agreement, Limited Partners may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit.  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The Fund had $2,020,265 in redemptions by Limited Partners during the first calendar quarter of 2009.

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

ASPECT GLOBAL DIVERSIFIED FUND LP
(Registrant)

By:	Steben & Company, Inc.
General Partner

By:	/s/ Kenneth E. Steben	May 15, 2009
Kenneth E. Steben
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ahmed S.Hassanein	May 15, 2009
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

E-1