Form 10-Q
period 2009-06-30
Aspect Global Diversified Fund LP
filed 2009-08-14
CIK 1414581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer

☐ Non-accelerated filer	☒ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: N/A

i

ASPECT GLOBAL DIVERSIFIED FUND LP
STATEMENTS OF FINANCIAL CONDITION
June 30, 2009 (Unaudited) and December 31, 2008 (Audited)

	June 30, 2009	December 31, 2008
ASSETS
Equity in broker trading accounts
Cash	$5,626,390	$4,053,557
U.S. Government securities, at fair value (cost - $499,095 and $0)	499,605	-
Interest receivable	386	399
Net unrealized gain (loss) on open futures contracts	(202,167)	396,283
Net unrealized loss on open forward currency contracts	(17,276)	(19,689)
Deposits with brokers	5,906,938	4,430,550
Cash and cash equivalents	15,511,165	7,175,901
Commercial paper, at fair value (cost - $0 and $1,976,299)	-	1,993,829
Government-sponsored enterprises, at fair value (cost - $2,009,778 and $0)	2,012,401	-
Total assets	$23,430,504	$13,600,280
LIABILITIES
Accounts payable - General Partner	$46,708	$22,000
Commissions and other trading fees on open contracts	3,073	640
General Partner fee	17,525	8,304
Trading Advisor management fee	119,255	45,949
Trading Advisor incentive fee	-	326,088
Selling agents’ commissions – General Partner	5,641	282
Broker dealer servicing fee	3,381	258
Offering expenses – General Partner	11,949	5,662
Redemption payable	1,000,000	125,000
Subscriptions received in advance	3,778,249	3,633,808
Total liabilities	4,985,781	4,167,991
PARTNERS’ CAPITAL (Net Asset Value)
General Partner Units – 4,011.5691 units and 4,011.5691 units outstanding at June 30, 2009 and December 31, 2008	$418,472	$507,314
Series A Units – 39,925.6048 units and 1,598.6744 units outstanding at June 30, 2009 and December 31, 2008	3,363,742	166,755
Series B Units – 65,337.1737 units and 3,692.0156 units outstanding at June 30, 2009 and December 31, 2008	5,887,051	408,780
Series I Units – 85,345.7433 units and 66,355.1442 units outstanding at June 30, 2009 and December 31, 2008	8,775,458	8,349,440
Total partners’ capital (net asset value)	18,444,723	9,432,289
Total liabilities and partners’ capital (net asset value)	$23,430,504	$13,600,280

The accompanying notes are an integral part of these financial statements.

ASPECT GLOBAL DIVERSIFIED FUND LP
CONDENSED SCHEDULE OF INVESTMENTS
June 30, 2009
(Unaudited)

U.S. GOVERNMENT SECURITIES *
Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value
$500,000	09/17/09	U.S. Treasury Bill, 0.360%	$499,605	2.71%
		Total U.S. Government securities (cost - $499,095)	$499,605	2.71%

GOVERNMENT-SPONSORED ENTERPRISES
Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value
$2,000,000	03/30/10	Fed Home Ln Bank Bond not callable, 1.100%	$2,012,401	10.91%
		Total Government-sponsored enterprises (cost - $2,009,778)	$2,012,401	10.91%

LONG U.S. FUTURES CONTRACTS**
		Description	Net unrealized gain (loss) on open long contracts (Fair Value)	% of Net Asset Value
		Agricultural	$91,743	0.50%
		Energy	10,414	0.06%
		Interest rate	5,081	0.03%
		Metal	(106,025)	(0.57%)
		Stock index	2,746	0.01%
		Total long U. S. futures contracts	$3,959	0.03%

SHORT U.S. FUTURES CONTRACTS**
		Description	Net unrealized gain (loss) on open short contracts (Fair Value)	% of Net Asset Value
		Agricultural	$11,989	0.06%
		Energy	85,780	0.47%
		Interest rate	(21,758)	(0.12%)
		Metal	(102,250)	(0.55%)
		Stock index	(38)	0.00%
		Total short U.S. futures contracts	$(26,277)	(0.14%)

		Total U.S. futures contracts	$(22,318)	(0.11%)

LONG FOREIGN FUTURES CONTRACTS**
		Description	Net unrealized gain (loss) on open short contracts (Fair Value)	% of Net Asset Value
		Agricultural	$(3,366)	(0.02%)
		Interest rate	(106,435)	(0.58%)
		Stock index	22,608	0.12%
		Total long foreign futures contracts	$(87,193)	(0.48%)

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

ASPECT GLOBAL DIVERSIFIED FUND LP
CONDENSED SCHEDULE OF INVESTMENTS (CONTINUED)
March 31, 2009
(Unaudited)

SHORT FOREIGN FUTURES CONTRACTS**
Description	Net unrealized gain (loss) on open short contracts (Fair Value)	% of Net Asset Value
Agricultural	$263	0.00%
Interest rate	(107,899)	(0.58%)
Stock index	14,980	0.08%
Total short foreign futures contracts	$(92,656)	(0.50%)

Total foreign futures contracts	$(179,849)	(0.98%)

Net unrealized loss on open futures contracts	$(202,167)	(1.09%)

U.S. FORWARD CURRENCY CONTRACTS**
Description	Net unrealized gain (loss) on open long/short contracts (Fair Value)	% of Net Asset Value
Long forward currency contracts	$74,246	0.40%
Short forward currency contracts	(133,780)	(0.73%)
Total U.S. forward currency contracts	$(59,534)	(0.33%)

FOREIGN FORWARD CURRENCY CONTRACTS**
Description	Net unrealized loss on open long/short contracts (Fair Value)	% of Net Asset Value
Long forward currency contracts	$(76,538)	(0.41%)
Short forward currency contracts	118,796	0.64%
Total foreign forward currency contracts	$42,258	0.23%

Net unrealized loss on open forward currency contracts	$(17,276)	(0.10%)

**No individual futures or forward currency contract position constituted greater than 1 percent of net asset value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

ASPECT GLOBAL DIVERSIFIED FUND LP
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2008
(Audited)

COMMERCIAL PAPER
Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value
1,000,000	01/12/09	UBS Finance Delaware LLC, 2.95%	$999,099	10.59%
1,000,000	03/10/09	General Elec Cap Corp, 2.79%	994,730	10.55%
		Total commercial paper securities (cost - $1,976,299)	$1,993,829	21.14%

LONG U.S. FUTURES CONTRACTS*
		Description	Net unrealized gain (loss) on open long contracts (Fair Value)	% of Net Asset Value
		Agricultural	$1,030	0.01%
		Energy	(722)	(0.01%)
		Interest rate	121,956	1.29%
		Metal	8,684	0.09%
		Total long U. S. futures contracts	$130,948	1.38%

SHORT U.S. FUTURES CONTRACTS*
		Description	Net unrealized gain (loss) on open short contracts (Fair Value)	% of Net Asset Value
		Agricultural	$(33,230)	(0.35%)
		Energy	36,706	0.39%
		Metal	(42,435)	(0.45%)
		Stock index	(970)	(0.01%)
		Total short U.S. futures contracts	$(39,929)	(0.42%)

		Total U.S. futures contracts	$91,019	0.96%

LONG FOREIGN FUTURES CONTRACTS*
		Description	Net unrealized gain on open short contracts (Fair Value)	% of Net Asset Value
		Agricultural	$11,037	0.12%
		Interest rate	298,727	3.17%
		Total long foreign futures contracts	309,764	3.29%

SHORT FOREIGN FUTURES CONTRACTS*
		Description	Net unrealized loss on open short contracts (Fair Value)	% of Net Asset Value
		Agricultural	$(2,039)	(0.02%)
		Stock index	(2,461)	(0.03%)
		Total short foreign futures contracts	$(4,500)	(0.05%)

		Total foreign futures contracts	$305,264	3.24%

		Net unrealized gain on open futures contracts	$396,283	4.20%

*No individual futures or forward currency contract position constituted greater than 1 percent of net asset value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

ASPECT GLOBAL DIVERSIFIED FUND LP
CONDENSED SCHEDULE OF INVESTMENTS (CONTINUED)
December 31, 2008
(Audited)

U.S. FORWARD CURRENCY CONTRACTS*
Description	Net unrealized gain (loss) on open long/short contracts (Fair Value)	% of Net Asset Value
Long forward currency contracts	$17,306	0.18%
Short forward currency contracts	(15,189)	(0.16%)
Total U.S. forward currency contracts	$2,117	0.02%

FOREIGN FORWARD CURRENCY CONTRACTS*
Description	Net unrealized gain (loss) on open long/short contracts (Fair Value)	% of Net Asset Value
Long forward currency contracts	$(39,672)	(0.42%)
Short forward currency contracts	17,866	0.19%
Total foreign forward currency contracts	$(21,806)	(0.23%)

Net unrealized loss on open forward currency contracts	$(19,689)	(0.21%)

*No individual futures or forward currency contract position constituted greater than 1 percent of net asset value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

ASPECT GLOBAL DIVERSIFIED FUND LP
STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2009 and 2008
(Unaudited)
_____________

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
TRADING LOSS
Net realized loss	$(3,173,881)	$-	$(2,945,083)	$-
Net change in unrealized loss	(28,912)	-	(596,037)	-
Brokerage commissions	(24,403)	-	(30,868)	-
Net loss from trading	(3,227,196)	-	(3,571,987)	-

NET INVESTMENT LOSS
Income
Interest income	16,363	-	35,247	-
Expenses
General Partner fee	53,426	-	91,364	-
Trading Advisor management fee	119,256	-	205,064	-
Selling agents’ commissions – General Partner	14,997	-	19,480	-
Offering expenses – General Partner	134,864	-	211,352	-
Broker dealer servicing fee – General Partner	9,590	-	12,523	-
Administrative expenses	119,546	-	199,962	-
Total expenses	451,679	-	739,745	-
Administrative and offering expenses waived	(170,765)	-	(267,669)	-
Net total expenses	280,914	-	472,076	-
Net investment loss	(264,551)	-	(436,829)	-

NET LOSS	$(3,491,747)	$-	$(4,008,817)	$-

	For the Three Months Ended June 30,
	2009
	General Partner	Series A	Series B	Series I
DECREASE IN NET ASSET VALUE PER UNIT	$(18.88)	$(16.25)	$(16.97)	$(19.18)
NET LOSS PER UNIT
(based on weighted average number of units outstanding)	$(18.88)	$(20.34)	$(20.67)	$(21.26)

	2008
INCREASE IN NET ASSET VALUE PER UNIT	$0.00	$0.00	$0.00	$0.00
NET INCOME PER UNIT
(based on weighted average number of units outstanding)	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

ASPECT GLOBAL DIVERSIFIED FUND LP
STATEMENTS OF OPERATIONS (CONTINUED)
For the Three and Six Months Ended June 30, 2009 and 2008
(Unaudited)

	For the Six Months Ended June 30,
	2009
	General Partner	Series A	Series B	Series I
DECREASE IN NET ASSET VALUE PER UNIT	$(22.14)	$(20.06)	$(20.62)	$(23.01)
NET LOSS PER UNIT
(based on weighted average number of units outstanding)	$(22.15)	$(34.22)	$(34.64)	$(26.49)

	2008
INCREASE IN NET ASSET VALUE PER UNIT	$0.00	$0.00	$0.00	$0.00
NET INCOME PER UNIT
(based on weighted average number of units outstanding)	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

ASPECT GLOBAL DIVERSIFIED FUND LP
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)
__________

	2009	2008
Cash flows provided by (used in) operating activities
Net loss	$(4,008,817)	$-
Adjustments to reconcile net loss to net cash used in operating activities
Net change in unrealized loss	596,037	-
Net proceeds of commercial paper	1,993,829	-
Net purchases of investments in U.S. Government securities	(499,605)	-
Net purchases of investments in Government-sponsored enterprises	(2,012,401)	-
Decrease in interest receivable	13	-
Increase in accounts payable - General Partner	24,708	-
Increase in commissions and other trading on open contracts	2,433	-
Increase in General Partner fee	9,221	-
Increase in Trading Advisor management fee	73,306	-
Decrease in Trading Advisor incentive fee	(326,088)	-
Increase in selling agents' commissions - General Partner	5,359	-
Increase in broker dealer servicing fee - General Partner	3,123	-
Increase in offering expenses - General Partner	6,287	-
Net cash used in operating activities	(4,132,595)	-

Cash flows provided by (used in) financing activities
Contributions	14,407,708	-
Subscriptions received in advance	3,778,249	-
Redemptions	(4,145,265)	-
Net cash provided by financing activities	14,040,692	-
Net increase in cash	9,908,097	-

Cash and cash equivalents
Beginning of period	11,229,458	1,000
End of period	$21,137,555	$1,000
End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$5,626,390	$-
Cash and cash equivalents	15,511,165	1,000
Total end of period cash and cash equivalents	$21,137,555	$1,000

Supplemental disclosure of cash flow information
Prior period redemptions paid	$125,000	$-
Prior period subscriptions received in advance	$3,633,808	$-

Supplemental schedule of non-cash financing activities:
Redemptions payable	$1,000,000	$-

The accompanying notes are an integral part of these financial statements.

ASPECT GLOBAL DIVERSIFIED FUND LP
STATEMENT OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)
__________

	General Partner		Series A		Series B		Series I
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Six Months Ended June 30, 2009
Balance at December 31, 2008	4,011.5691	$507,314	1,598.6744	$166,755	3,692.0156	$408,780	66,355.1442	$8,349,440	$9,432,289
Net loss for the six months ended June 30, 2009		(88,842)		(618,224)		(1,111,528)		(2,190,223)	(4,008,817)
Contributions	-	-	38,326.9304	3,815,211	61,645.1581	6,589,799	62,235.5689	7,636,506	18,041,516
Redemptions	-	-	-	-	-	-	(43,244.9698)	(5,020,265)	(5,020,265)
Balance at June 30, 2009	4,011.5691	$418,472	39,925.6048	$3,363,742	65,337.1737	$5,887,051	85,345.7433	$8,775,458	$18,444,723

Six Months Ended June 30, 2008
Balance at December 31, 2007	10.0000	$1,000	-	$-	-	$-	-	$-	$1,000
Balance at June 30, 2008	10.0000	$1,000	-	$-	-	$-	-	$-	$1,000

	Net Asset Value Per Unit
	General Partner	Series A	Series B	Series I
June 30, 2009	$104.32	$84.25	$90.10	$102.82
December 31, 2008	$126.46	$104.31	$110.72	$125.83
June 30, 2008	$100.00	$-	$-	$-
December 31, 2007	$100.00	$-	$-	$-

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

Aspect Global Diversified Fund LP
Notes to the Financial Statements

Revenue Recognition:

Futures, options on futures, and forward currency contracts are recorded on a trade date basis, and gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open futures and forward currency contracts (the difference between contract trade price and fair value) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation (“FASB”) No. 39 – Offsetting of Amounts Related to Certain Contracts, as amended by FASB No. 39-1 – Amendment of FASB Interpretation No. 39 (“FIN 39-1”). Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Fair value of exchange-traded contracts is based upon exchange settlement prices. Fair value of non-exchange traded contracts is based on third-party quoted dealer values on the interbank market.

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

Income Taxes:

The Fund prepares calendar year U.S. and applicable state tax returns.  The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses.  The Fund, however, may be required to file returns in various state and local jurisdictions as a result of its operations or the residency of its partners. The Fund adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes on January 1, 2007, which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 applies to all tax positions accounted for under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. For the three and six months ended June 30, 2009, and the year ended December 31, 2008, no income tax liability for uncertain tax positions has been recognized in the accompanying financial statements. The 2008 tax year generally remains subject to examination by U.S. federal and most state tax authorities.

Fair Value of Financial Instruments:

The Fund applies Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement and also emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  The adoption of SFAS No. 157 was effective for the Fund on January 1, 2008 and did not impact our financial position, results of operations or cash flows.

Aspect Global Diversified Fund LP
Notes to the Financial Statements

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

The Fund’s investments in these securities are short-term in nature with a duration of less than one year and, typically, the Fund holds these investments through maturity. As such, interest income generated from these investments is recorded in the statements of operations. The fair value of these investments as obtained from cash management and clearing firms statements are compared to amortized cost to verify that the carrying amounts approximates their fair value.

The Fund’s cash management account holder and clearing firm (UBS and Newedge, respectively) utilize pricing services to value U.S. Government securities, commercial paper, Government-sponsored enterprises and corporate notes investments. These pricing services utilize the market approach which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing, which is used for Level 2 investments, is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.

U.S. Government securities are actively traded on a daily basis and the pricing services are able to obtain bid and ask quotes for identical assets by CUSIP. Commercial paper, Government-sponsored enterprises, and corporate notes investments are also actively traded, however, the pricing services are only able to obtain bid and ask quotes for similar assets. As such, U.S. Government securities are classified within Level 1 and commercial paper, Government-sponsored enterprises, and corporate notes investments are classified within Level 2.

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

The following tables present the Fund’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008:

Aspect Global Diversified Fund LP
Notes to the Financial Statements

	June 30, 2009
Assets	Level 1	Level 2	Total

Equity in broker trading accounts
Futures contracts	$(202,167)	$-	$(202,167)
Forward currency contracts	-	(17,276)	(17,276)
U.S. Government securities	499,605	-	499,605
Government-sponsored enterprises	-	2,012,401	2,012,401
Cash and cash equivalents
Money market funds	11,732,985	-	11,732,985

	December 31, 2008
Assets	Level 1	Level 2	Total

Equity in broker trading accounts
Futures contracts	$396,283	$-	$396,283
Forward currency contracts	-	(19,689)	(19,689)
Cash and cash equivalents
Money market funds	3,542,194	-	3,542,194
Commercial paper	-	1,993,829	1,993,829

There were no Level 3 holdings as of June 30, 2009 and December 31, 2008 or during the three and six months ended June 30, 2009 and 2008, respectively.

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

As of June 30, 2009 and for the three and six months ended June 30, 2009, the Fund’s derivative contracts had the following impact on the Statements of Financial Condition and the Statements of Operations:

Aspect Global Diversified Fund LP
Notes to the Financial Statements

		Derivative Assets and Liabilities
Statements of Financial Condition Location		Assets	Liabilities	Net	Number of Contracts
Futures contracts
Agricultural	Net unrealized gain (loss) on open futures contracts	$190,682	$(90,053)	$100,629	295
Energy	Net unrealized gain (loss) on open futures contracts	100,034	(3,840)	96,194	49
Interest rate	Net unrealized gain (loss) on open futures contracts	30,631	(261,642)	(231,011)	1,359
Metal	Net unrealized gain (loss) on open futures contracts	16,122	(224,397)	(208,275)	153
Stock index	Net unrealized gain (loss) on open futures contracts	43,860	(3,564)	40,296	77
		$381,329	$(583,496)	$(202,167)	1,933

Forward contracts
Currency	Net unrealized loss on open forward currency contracts	279,214	(296,490)	(17,276)	N/A
		$660,543	$(879,986)	$(219,443)

		Revenue
		Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
Statements of Operations Location		Net realized loss	Number of Contracts	Net realized loss	Number of Contracts
Futures contracts
Agricultural	Net realized loss	$(119,821)	800	$(145,421)	1,017
Currency	Net realized loss	5,671	1	5,671	1
Energy	Net realized loss	(921,830)	309	(791,081)	421
Interest rate	Net realized loss	(915,431)	3,048	(552,237)	4,026
Metal	Net realized loss	(419,977)	232	(481,297)	300
Stock index	Net realized loss	(445)	744	(133,574)	1,019
		(2,371,833)	5,134	(2,097,939)	6,784

Forward contracts
Currency	Net realized loss	(808,406)	N/A	(849,873)	N/A
		$(3,180,239)	N/A	$(2,947,812)	N/A

Aspect Global Diversified Fund LP
Notes to the Financial Statements

		Revenue
Statements of Operations Location		Three Months Ended June 30, 2009 Net change in unrealized loss	Six Months Ended June 30, 2009 Net change in unrealized loss
Futures contracts
Agricultural	Net change in unrealized loss	$173,992	$123,831
Energy	Net change in unrealized loss	76,836	60,210
Interest rate	Net change in unrealized loss	(372,404)	(651,694)
Metal	Net change in unrealized loss	(172,130)	(174,524)
Stock index	Net change in unrealized loss	94,433	43,727
		(199,273)	(598,450)

Forward contracts
Currency	Net change in unrealized loss	170,361	2,413
		$(28,912)	$(596,037)

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

Recent Accounting Pronouncements:

On April 9, 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP No. 157-4). FSP No. 157-4 requires entities to consider whether events and circumstances indicate whether the transaction is or is not orderly as opposed to a forced or distressed transaction. Entities would place more weight on observable transactions determined to be orderly and less weight on transactions for which there is insufficient information to determine whether the transaction is orderly. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities. FSP No. 157-4 provides additional guidance for making fair value measurements more consistent with the principles presented in SFAS No. 157. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We do not believe this will have a material impact on our financial statements.

In June 2009, the FASB issued SFAS No. 168, FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (SFAS 168).  The FASB Accounting Standards Codification™ (Codification) will be the single source of authoritative nongovernmental U.S. GAAP.  The Codification will launch on July 1, 2009 and SFAS 168 will be effective for the quarter ending September 30, 2009.  The Codification is not expected to change U.S. GAAP, but will combine all authoritative standards into a comprehensive, topically organized online database.  After the Codification launch only one level of authoritative GAAP will exist, other than guidance issued by the SEC.  All other accounting literature excluded from the Codification will be considered non-authoritative.  The Codification will have an impact to the Fund’s financial statement disclosures since all future references to authoritative accounting literature will be references in accordance with the Codification.

Recently Adopted Accounting Pronouncements:

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, SFAS 165, which establishes general standards of and accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 was effective for interim and annual periods ending after June 15, 2009.

Aspect Global Diversified Fund LP
Notes to the Financial Statements

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

Aspect Global Diversified Fund LP
Notes to the Financial Statements

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

As of June 30, 2009 and December 31, 2008, the General Partner had an investment of $418,472 and $507,314, respectively.  Redemption payable to the General Partner was $0 and $125,000 as of June 30, 2009 and December 31, 2008, respectively.

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

For the three months ended June 30, 2009, Series A, B and I Units incurred expenses to the futures commission merchant in the amount of $3,823, $7,052 and $12,983, respectively.  For the six months ended June 30, 2009, Series A, B and I Units incurred expenses to the futures commission merchant in the amount of $4,254, $7,880 and $17,964, respectively.

General Partner Fee—Each Series of Units pays the General Partner a monthly General Partner Fee in arrears equal to 1/12th of 1.10% of the Fund’s month-end Net Asset Value (1.10% per annum).  The General Partner Fee is paid to the General Partner to compensate it for its services to the Fund as General Partner and Commodity Pool Operator.

For the three months ended June 30, 2009, Series A, B and I Units incurred General Partner Fees in the amount of $8,248, $15,519 and $29,659, respectively. For the six months ended June 30, 2009, Series A, B and I Units incurred General Partner Fees in the amount of $10,713, $20,280 and $60,371, respectively. As of June 30, 2009 and December 31, 2008, General Partner Fee payable was $17,525 and $8,304, respectively.

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

For the three months ended June 30, 2009, Series A, B and I Units incurred Administrative Expenses in the amount of $7,124, $13,403 and $25,614, respectively. Of the total $119,546 of Administrative Expenses included in the statements of operations for the three months ended June 30, 2009, $119,037 was paid by the General Partner on behalf of the Fund which is included in administrative and offering expenses waived on the statements of operations. The General Partner absorbed administrative expenses of $72,328 in excess of the 0.95% limitation.

Aspect Global Diversified Fund LP
Notes to the Financial Statements

For the six months ended June 30, 2009, Series A, B and I Units incurred Administrative Expenses in the amount of $9,259, $17,529 and $52,272, respectively. Of the total $199,962 of Administrative Expenses included in the  statements of operations for the six months ended June 30, 2009, $199,291 was paid by the General Partner on behalf of the Fund which is included in administrative and offering expenses waived on the statements of operations. The General Partner absorbed administrative expenses of $118,611 in excess of the 0.95% limitation.

As of June 30, 2009 and December 31, 2008, $46,708 and $22,000, respectively, of administrative and offering expenses are included as Accounts payable – General Partner in the statements of financial condition.

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

Series C Units do not pay Offering Expenses.

For the three months ended June 30, 2009, Series A, B and I Units incurred Offering Expenses in the amount of $5,624, $10,581 and $20,222, respectively. For the three months ended June 30, 2009, the General Partner absorbed ongoing offering expenses of $98,437 in excess of the 0.75% limitation, which are included in administrative and offering expenses waived on the statements of operations.

For the six months ended June 30, 2009, Series A, B and I Units incurred Offering Expenses in the amount of $7,305, $13,827 and $41,162, respectively. For the six months ended June 30, 2009, the General Partner absorbed ongoing offering expenses of $149,058 in excess of the 0.75% limitation, which are included in administrative and offering expenses waived on the statements of operations.

As of June 30, 2009 and December 31, 2008, Offering Expenses payable to the General Partner was $11,949 and $5,662, respectively.

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

Series B, C and I Units do not pay Selling Agent Commissions.

Aspect Global Diversified Fund LP
Notes to the Financial Statements

For the three and six months ended June 30, 2009, the Series A Units incurred Selling Agent Commissions in the amount of $14,997 and $19,480, respectively. As of June 30, 2009 and December 31, 2008, Selling Agent Commissions payable was $5,641 and $282, respectively.

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

For the three months ended June 30, 2009, the Series A and B Units incurred a Broker Dealer Servicing Fee in the amount of $1,125 and $8,465, respectively.  For the six months ended June 30, 2009, the Series A and B Units incurred a Broker Dealer Servicing Fee in the amount of $1,461 and $11,062, respectively. As of June 30, 2009 and December 31, 2008, Broker Dealer Servicing Fee payable to the General Partner was $3,381 and $258, respectively.

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

In no event will a Limited Partner holding Series B Units pay both a Broker Dealer Servicing Fee and a Broker Dealer Custodial Fee.

For the three and six months ended June 30, 2009, the Fund did not incur a Broker Dealer Custodial Fee.

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

Aspect Global Diversified Fund LP
Notes to the Financial Statements

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

For the three and six months ended June 30, 2009, no Redemption Fees were incurred.

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

For the three months ended June 30, 2009, the Series A, B, I and General Partner Units incurred Management Fees to the Trading Advisor in the amount of $17,992, $33,851, $64,692 and $2,721, respectively.  For the six months ended June 30, 2009, the Series A, B, I and General Partner Units incurred Management Fees to the Trading Advisor in the amount of $23,370, $44,237, $131,689 and $5,768, respectively.

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

For the three and six months ended June 30, 2009, the Series A, B, I and General Partner Units did not incur Incentive Fees to the Trading Advisor.

As of June 30, 2009 and December 31, 2008, the Trading Advisor had 6,932.7006 and 50,011.3963 Series I Units, respectively, with a value of $712,837 and $6,292,934, respectively. As of June 30, 2009 and December 31, 2008, redemption payable to the Trading Advisor was $1,000,000 and $0, respectively.

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

Investments in the Fund are made by subscription agreement, subject to acceptance by the General Partner. Units are sold at the net asset value per Series A, B and I Units as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as Limited Partners as of the   beginning of the month following the month in which their subscriptions were accepted.  For the six months ended June 30, 2009, $18,041,516 of subscriptions were effective as of June 30, 2009. As of June 30, 2009 and December 31, 2008, the Fund had $3,778,249 and $3,633,808 in subscriptions received in advance, respectively.

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

Aspect Global Diversified Fund LP
Notes to the Financial Statements

The unrealized gain (loss) on open futures and forward currency contracts is comprised of the following:

	Futures Contracts (exchange traded) June 30, 2009	Forward Currency Contracts (non-exchange traded) June 30, 2009
Gross unrealized gains	$381,329	$279,214
Gross unrealized losses	(583,496)	(296,490)
Net unrealized loss	$(202,167)	$(17,276)

	Futures Contracts (exchange traded) December 31, 2008	Forward Currency Contracts (non-exchange traded) December 31, 2008
Gross unrealized gains	$495,238	$70,100
Gross unrealized losses	(98,955)	(89,789)
Net unrealized gain (loss)	$396,283	$(19,689)

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

The statements of financial condition, including the condensed schedule of investments, as of June 30, 2009, the statements of operations for the three and six months ended June 30, 2009 and 2008, the statements of cash flows and changes in partners’ capital (net asset value) for the six months ended June 30, 2009 and 2008 and the accompanying notes to the financial statements are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles may be omitted pursuant to such rules and regulations.  In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2009, results of operations for the three and six months ended June 30, 2009 and 2008, cash flows and changes in partners’ capital (net asset value) for the six months ended June 30, 2009 and 2008.  The results of operations for the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year or any other period.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Form 10-K as filed with the Securities and Exchange Commission.

Note 9:	FINANCIAL HIGHLIGHTS

The following information presents per Unit operating performance data and other supplemental financial data for the three and six months ended June 30, 2009.  This information has been derived from information presented in the financial statements for Limited Partner Units. No Limited Partner Units were issued during the three and six months ended June 30, 2008; consequently, no 2008 financial highlight information is provided.

Aspect Global Diversified Fund LP
Notes to the Financial Statements

	Three months ended June 30, 2009
	Series A Units	Series B Units	Series I Units
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$100.50	$107.07	$122.00

Loss from operations:
Loss from trading (1)	(14.36)	(15.40)	(17.66)
Net investment loss (1)	(1.89)	(1.57)	(1.52)
Total loss from operations	(16.25)	(16.97)	(19.18)
Net asset value per unit at end of period	$84.25	$90.10	$102.82

Total return (5)	(16.17%)	(15.85%)	(15.72%)

Supplemental data
Ratios to average net asset value:
Expenses prior to advisor incentive fee(2), (3), (4)	8.65%	6.79%	5.70%
Advisor incentive fee(5)	0.00%	0.00%	0.00%
Total expenses	8.65%	6.79%	5.70%
Net investment loss (2), (3), (4), (6)	(8.27%)	(6.40%)	(5.34%)

	Six Months ended June 30, 2009
	Series A Units	Series B Units	Series I Units
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$104.31	$110.72	$125.83

Loss from operations:
Loss from trading (1)	(16.30)	(17.50)	(19.84)
Net investment loss (1)	(3.76)	(3.12)	(3.17)
Total loss from operations	(20.06)	(20.62)	(23.01)
Net asset value per unit at end of period	$84.25	$90.10	$102.82

Total return (5)	(19.23%)	(18.62%)	(18.29%)

Supplemental data
Ratios to average net asset value:
Expenses prior to advisor incentive fee(2), (3), (4)	8.51%	6.68%	5.80%
Advisor incentive fee(5)	0.00%	0.00%	0.00%
Total expenses	8.51%	6.68%	5.80%
Net investment loss (2), (3), (4), (6)	(8.08%)	(6.25%)	(5.32%)

Aspect Global Diversified Fund LP
Notes to the Financial Statements

Total returns are calculated based on the change in value of a Series A, Series B or Series I Units during the period.  An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of contributions and redemptions.

(1)
The net investment loss per unit is calculated by dividing the net investment loss by the average number of Series A, Series B or Series I Units outstanding during the year. Loss from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.  Such balancing amount may differ from the calculation of loss from trading per unit due to the timing of trading gains and losses during the period relative to the number of units outstanding.

(2)
All of the ratios under the supplemental data are computed net of involuntary waivers of administrative and offering expenses.  For the three and six months ended June 30, 2009 the ratios are net of 3.97% and 3.63% effect of waived administrative and offering expenses, respectively.

(3)
The net investment loss includes interest income and excludes realized and unrealized gains from trading activities as shown on the statement of operations.  The total amount is then reduced by all expenses, excluding brokerage commissions, which are included in net trading gains on the statements of operations. The resulting amount is divided by the average net asset value for the quarter.

(4)	Ratios have been annualized.
(5)	Ratios have not been annualized.
(6)	Ratio excludes advisor incentive fee.

Note 10:	SUBSEQUENT EVENTS

On July 31, 2009 the Trading Advisor redeemed $700,494.

The Fund received new subscriptions of $3,015,094 and $3,833,539, which are effective July 1, 2009 and August 1, 2009, respectively.

Subsequent events were evaluated for disclosure through August 14, 2009, the date on which the financial statements were issued.

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

The Fund’s investments in these securities are short-term in nature with a duration of less than one year and, typically, the Fund holds these investments through maturity. As such, interest income generated from these investments is recorded in the statements of operations. The fair value of these investments as obtained from cash management and clearing firms statements are compared to amortized cost to verify that the carrying amounts approximates their fair value.

The Fund’s cash management account holder and clearing firm (UBS and Newedge, respectively) utilize pricing services to value U.S. Government securities, commercial paper, Government-sponsored enterprises and corporate notes investments. These pricing services utilize the market approach which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing, which is used for Level 2 investments, is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.

U.S. Government securities are actively traded on a daily basis and the pricing services are able to obtain bid and ask quotes for identical assets by CUSIP. Commercial paper, Government-sponsored enterprises, and corporate notes investments are also actively traded, however, the pricing services are only able to obtain bid and ask quotes for similar assets. As such, U.S. Government securities are classified within Level 1 and commercial paper, Government-sponsored enterprises, and corporate notes investments are classified within Level 2.

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

As of June 30, 2009, the aggregate capitalization of the Fund was $18,444,723, consisting of Series A Units of $3,363,742, Series B Units of $5,887,051, Series I Units of $8,775,458 and General Partner Units of $418,472.  The net asset value per Unit of the Series A Units was $84.25, Series B Units was $90.10, Series I Units was $102.82 and General Partner Units was $104.32 as of June 30, 2009.

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

Results of Operations

The return for Series A, B, I and General Partner Units for the six months ended June 30, 2009, was (19.23)%, (18.62)%, (18.29)% and (17.51)%, respectively. Further analysis of the trading gains and losses is provided below. Past performance is not indicative of expected future financial condition or results of operations.

The results for the Fund’s market sectors are described below:

Six months ended June 30, 2009 % Gain (Loss)
Market Sector

Agricultural	(0.22%)
Currencies	(4.37%)
Energy	(2.80%)
Interest Rates	(0.57%)
Metals	(5.99%)
Stock Indices	(3.17%)
Total	(17.12%)

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

The Fund’s Series A Units were down (4.18)%, Series B Units were down (4.05)% and Series I Units were down (4.00)% for the month of April 2009. Performance suffered early in the month as the trend reversals seen in late March continued, most notably in currencies, and also in interest rate markets following the ECB’s surprise decision to only reduce rates by 25bps. The interest rates sector recovered well to finish the month flat, but the currencies sector was unable to match this: both the Sterling and the Canadian Dollar recovered following recent weakness and the resulting losses outweighed the profits seen from the strengthening South African Rand. In commodities, the energies and agricultural sectors recorded small profits driven by short positions in natural gas, which reached multi-year lows, and in lean hogs following concerns over swine flu. Metals markets were less successful however; short positions in aluminum and nickel suffered as markets anticipated increased demand as equities rallied following the G20 summit. Most equity index positions also suffered from this rally continuing in early April, but positions responded and small profits were seen in the MSCI Taiwan index and in European sector indices.

The Fund’s Series A Units were down (2.77)%, Series B Units were down (2.65)% and Series I Units were down (2.60)% for the month of May 2009. Performance was dominated by the energies sector, which saw sharp price movements against the Fund's net short position. Positive economic releases continued to boost investor optimism and risk appetite, consequently global stock indices finished the month positively. The portfolio managed to capture this equity market strength, producing positive returns from most of the positions. Rallying equity markets were accompanied by a sell-off in fixed income markets. This was to the benefit of the Fund’s short positions in several bond contracts, most notably Japanese and Australian government bonds. The interest rates sector also contributed positively to performance; increased liquidity within the financial sector helped short ends to rally, particularly Euribor which was the second best contract for the month. Short Sterling also rallied following the latest UK inflation report however increased risk appetite resulted in a sell-off in the US Dollar, which hit 2009 lows towards the end of the month and inflicted losses in the currencies sector. This weakening in the US Dollar coupled with improving global outlook prompted most commodity markets to rally. Prices of energies were further boosted by bullish inventory data, particularly in natural gas.

The Fund’s Series A Units were down (10.02)%, Series B Units were down (9.90)% and Series I Units were down (9.86)% for the month of June 2009.  The majority of the losses occurred early in the month and were driven by positions in the interest rates and metals sectors. Rallying equity and commodities markets continued to boost investor optimism and also increased speculation that central banks would need to increase short-term rates to counteract inflationary pressures. Consequently, the US Dollar, which had been weakening since the Fed announced its quantitative easing policies in March, regained some of its strength and the recent trend in short-term interest rates reversed. Eurodollar, Short Sterling and Euribor all saw their most aggressive selling since October 2008. These sharp moves resulted in losses on the Fund’s long positions in these contracts. In response, the Fund reduced its positions as volatility increased. Performance in other sectors also reflected the difficult market environment for medium-term trend-following strategies. The bonds sector saw some losses with the Fund’s short exposure to Japanese Government bonds suffering from the weak outlook for the Japanese economy. In currencies, the losses in US Dollar positions were compounded by losses in the Swiss Franc and Japanese Yen; these were partially offset by gains on the Fund’s short Euro exposure. Commodities markets meanwhile rallied during the month - this benefited long positions in agricultural such as sugar and soy meal but resulted in losses on short positions in metals including aluminum.

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

(b)	Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

There were no sales of unregistered securities of the Fund during the six months ended June 30, 2009.

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

The Fund had $2,020,265 and $3,000,000 in redemptions by Limited Partners during the first and second calendar quarter of 2009, respectively.

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

ASPECT GLOBAL DIVERSIFIED FUND LP
(Registrant)

By:	Steben & Company, Inc.
General Partner

By:	/s/ Kenneth E. Steben	August 14, 2009
Kenneth E. Steben
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ahmed S.Hassanein	August 14, 2009
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