Form 10-Q
period 2009-09-30
Aspect Global Diversified Fund LP
filed 2009-11-16
CIK 1414581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

ASPECT GLOBAL DIVERSIFIED FUND LP
STATEMENTS OF FINANCIAL CONDITION
September 30, 2009 (Unaudited) and December 31, 2008 (Audited)

	September 30,	December 31,
	2009	2008
ASSETS
Equity in broker trading accounts
Cash	$9,310,637	$4,053,557
Interest receivable	786	399
Net unrealized gain on open futures contracts	1,043,727	396,283
Net unrealized gain (loss) on open forward currency contracts	299,713	(19,689)
Deposits with brokers	10,654,863	4,430,550
Cash and cash equivalents	19,005,111	7,175,901
Commercial paper, at fair value (cost - $0 and $1,976,299)	-	1,993,829
Government-sponsored enterprises, at fair value (cost - $2,009,778 and $0)	2,015,592	-
Total assets	$31,675,566	$13,600,280
LIABILITIES
Accounts payable - General Partner	59,528	$22,000
Commissions and other trading fees on open contracts	3,227	640
General Partner fee	26,116	8,304
Trading Advisor management fee	150,815	45,949
Trading Advisor incentive fee	-	326,088
Selling Agents’ commissions – General Partner	13,753	282
Broker dealer servicing fee – General Partner	1,508	143
Broker dealer custodial fee – General Partner	4,024	115
Offering expenses – General Partner	17,807	5,662
Redemptions payable	304,681	125,000
Subscriptions received in advance	2,604,956	3,633,808
Total liabilities	3,186,415	4,167,991
PARTNERS’ CAPITAL (Net Asset Value)
General Partner Units 4,011.5691 units and 4,011.5691 units outstanding at September 30, 2009 and December 31, 2008	$445,766	$507,314
Series A Units – 92,210.8787 units and 1,598.6744 units outstanding at September 30, 2009 and December 31, 2008	8,192,773	166,755
Series B Units – 93,269.1464 units and 3,692.0156 units outstanding at September 30, 2009 and December 31, 2008	8,897,032	408,780
Series I Units – 100,471.7586 units and 66,355.1442 units outstanding at September 30, 2009 and December 31, 2008	10,953,580	8,349,440
Total partners’ capital (net asset value)	28,489,151	9,432,289
Total liabilities and partners’ capital (net asset value)	$31,675,566	$13,600,280

The accompanying notes are an integral part of these financial statements.

ASPECT GLOBAL DIVERSIFIED FUND LP
CONDENSED SCHEDULE OF INVESTMENTS
September 30, 2009
(Unaudited)

GOVERNMENT-SPONSORED ENTERPRISES
	Maturity			% of Net
Face Value	Date	Description	Fair Value	Asset Value
$2,000,000	03/30/10	Federal Home Loan Bank Bond (not callable), 1.100%	$2,015,592	7.07%
		Total Government-sponsored enterprises (cost - $2,009,778)	$2,015,592	7.07%

LONG U.S. FUTURES CONTRACTS
		Description	Net unrealized gain (loss) on open long contracts (Fair Value)	% of Net Asset Value
		Agricultural	$115,490	0.41%
		Currency	5,656	0.02%
		Energy	(4,654)	(0.02%)
		Interest rate	182,339	0.64%
		Metal	230,317	0.81%
		Stock index	46,672	0.16%
		Total long U. S. futures contracts	$575,820	2.02%

SHORT U.S. FUTURES CONTRACTS
		Description	Net unrealized gain (loss) on open short contracts (Fair Value)	% of Net Asset Value
		Agricultural	$19,317	0.07%
		Energy	(155,949)	(0.55%)
		Metal	(17,976)	(0.06%)
		Total short U.S. futures contracts	$(154,608)	(0.54%)
		Total U.S. futures contracts	$421,212	1.48%

LONG FOREIGN FUTURES CONTRACTS
		Description	Net unrealized gain on open long contracts (Fair Value)	% of Net Asset Value
		Agricultural	$78,681	0.28%
		Interest rate*	465,350	1.63%
		Stock index	46,079	0.16%
		Total long foreign futures contracts	$590,110	2.07%

*No individual futures or forward currency contract position constituted greater than 1 percent of net asset value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

ASPECT GLOBAL DIVERSIFIED FUND LP
CONDENSED SCHEDULE OF INVESTMENTS (CONTINUED)
September 30, 2009
(Unaudited)

SHORT FOREIGN FUTURES CONTRACTS
Description	Net unrealized gain on open short contracts (Fair Value)	% of Net Asset Value
Agricultural	$17,848	0.06%
Interest rate	14,557	0.05%
Total short foreign futures contracts	$32,405	0.11%
Total foreign futures contracts	$622,515	2.18%

Net unrealized gain on open futures contracts	$1,043,727	3.66%

U.S. FORWARD CURRENCY CONTRACTS
Description	Net unrealized gain on open long/short contracts (Fair Value)	% of Net Asset Value
Long forward currency contracts	$93,644	0.33%
Short forward currency contracts	14,030	0.05%
Total U.S. forward currency contracts	$107,674	0.38%

FOREIGN FORWARD CURRENCY CONTRACTS
Description	Net unrealized gain (loss) on open long/short contracts (Fair Value)	% of Net Asset Value
Long forward currency contracts	$(6,588)	(0.02%)
Short forward currency contracts	198,627	0.70%
Total foreign forward currency contracts	$192,039	0.68%

Net unrealized gain on open forward currency contracts	$299,713	1.06%

The accompanying notes are an integral part of these financial statements.

ASPECT GLOBAL DIVERSIFIED FUND LP
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2008
(Audited)

COMMERCIAL PAPER

Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value
$1,000,000	01/12/09	UBS Finance Delaware LLC, 2.95%	$999,099	10.59%
1,000,000	03/10/09	General Elec Cap Corp, 2.79%	994,730	10.55%
		Total commercial paper securities (cost - $1,976,299)	$1,993,829	21.14%

LONG U.S. FUTURES CONTRACTS

		Description	Net unrealized gain (loss) on open long contracts (Fair Value)	$ of Net Asset Value
		Agricultural	$1,030	0.01%
		Energy	(722)	(0.01%)
		Interest rate*	121,956	1.29%
		Metal	8,684	0.09%
		Total long U. S. futures contracts	$130,948	1.38%

SHORT U.S. FUTURES CONTRACTS

		Description	Net unrealized gain (loss) on open short contracts (Fair Value)	% of Net Asset Value
		Agricultural	$(33,230)	(0.35%)
		Energy	36,706	0.39%
		Metal	(42,435)	(0.45%)
		Stock index	(970)	(0.01%)
		Total short U.S. futures contracts	$(39,929)	(0.42%)
		Total U.S. futures contracts	$91,019	0.96%

LONG FOREIGN FUTURES CONTRACTS

		Description	Net unrealized gain on open long contracts (Fair Value)	% of Net Asset Value
		Agricultural	$11,037	0.12%
		Interest rate*	298,727	3.17%
		Total long foreign futures contracts	$309,764	3.29%

SHORT FOREIGN FUTURES CONTRACTS

		Description	Net unrealized gain (loss) on open short contracts (Fair Value)	% of Net Asset Value
		Agricultural	$(2,039)	(0.02%)
		Stock index	(2,461)	(0.03%)
		Total short foreign futures contracts	$(4,500)	(0.05%)
		Total foreign futures contracts	$305,264	3.24%

		Net unrealized gain on open futures contracts	$396,283	4.20%

*No individual futures or forward currency contract position constituted greater than 1 percent of net asset value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

ASPECT GLOBAL DIVERSIFIED FUND LP
CONDENSED SCHEDULE OF INVESTMENTS (CONTINUED)
December 31, 2008
(Audited)

U.S. FORWARD CURRENCY CONTRACTS

Description	Net unrealized gain (loss) on open long/short contracts (Fair Value)	% of Net Asset Value
Long forward currency contracts	$17,306	0.18%
Short forward currency contracts	(15,189)	(0.16%)
Total U.S. forward currency contracts	$2,117	0.02%

FOREIGN FORWARD CURRENCY CONTRACTS

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

ASPECT GLOBAL DIVERSIFIED FUND LP
STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2009 and 2008 (i)
 (Unaudited)
_____________

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008 (i)	2009	2008 (i)
TRADING GAINS (LOSS)
Net realized gain (loss)	$394,324	$171,336	$(2,550,759)	$171,336
Net change in unrealized gain	1,562,883	112,002	966,846	112,002
Brokerage commissions	(22,558)	(3,838)	(53,426)	(3,838)
Net gain (loss) from trading	1,934,649	279,500	(1,637,339)	279,500

NET INVESTMENT LOSS
Income
Interest income	10,482	9,694	45,729	9,694
Expenses
General Partner fee	67,948	4,825	159,312	4,825
Trading Advisor management fee	150,815	11,581	355,879	11,581
Trading Advisor incentive fee	-	51,044	-	51,044
Selling Agents’ commissions – General Partner	32,905	-	52,385	-
Offering expenses – General Partner	96,065	3,290	307,417	3,290
Broker dealer servicing fee – General Partner	3,808	-	7,367	-
Broker dealer custodial fee – General Partner	10,561	-	19,525	-
Administrative expenses	108,579	4,584	308,541	4,584
Total expenses	470,681	75,324	1,210,426	75,324
Administrative and offering expenses waived	(98,608)	-	(366,277)	-
Net total expenses	372,073	75,324	844,149	75,324
Net investment loss	(361,591)	(65,630)	(798,420)	(65,630)

NET INCOME (LOSS)	$1,573,058	$213,870	$(2,435,759)	$213,870

(i) Aspect Global Diversified Fund LP Series I, B, and A Units commenced investment operations on September 1, 2008, November 1, 2008 and December 1, 2008, respectively; therefore, operating results are for the one month ended September 30, 2008.

The accompanying notes are an integral part of these financial statements.

ASPECT GLOBAL DIVERSIFIED FUND LP
STATEMENTS OF OPERATIONS (CONTINUED)
For the Three and Nine Months Ended September 30, 2009 and 2008
 (Unaudited)

	For the Three Months Ended September 30,
	2009
	General Partner	Series A	Series B	Series I
INCREASE IN NET ASSET VALUE PER UNIT	$6.80	$4.60	$5.29	$6.20
NET INCOME PER UNIT	$6.80	$6.59	$6.12	$6.80
(based on weighted average number of units outstanding)

	2008
INCREASE IN NET ASSET VALUE PER UNIT	$4.01	$0.00	$0.00	$3.88
NET INCOME PER UNIT	$4.01	$0.00	$0.00	$3.88
(based on weighted average number of units outstanding)

	For the Nine Months Ended September 30,
	2009
	General Partner	Series A	Series B	Series I
DECREASE IN NET ASSET VALUE PER UNIT	$(15.34)	$(15.46)	$(15.33)	$(16.81)
NET LOSS PER UNIT	$(15.34)	$(5.07)	$(12.98)	$(18.37)
(based on weighted average number of units outstanding)

	2008
INCREASE IN NET ASSET VALUE PER UNIT	$4.01	$0.00	$0.00	$3.88
NET INCOME PER UNIT	$4.01	$0.00	$0.00	$3.88
(based on weighted average number of units outstanding)

The accompanying notes are an integral part of these financial statements.

ASPECT GLOBAL DIVERSIFIED FUND LP
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008
 (Unaudited)
__________

	2009	2008
Cash flows provided by (used in) operating activities
Net income (loss)	$(2,435,759)	$213,870
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized gain	(966,846)	(112,002)
Net proceeds (purchases) of commercial paper	1,993,829	(2,976,271)
Net purchases of investments in Government-sponsored enterprises	(2,015,592)	-
Increase in interest receivable	(387)	(4,140)
Increase in accounts payable - General Partner	37,528	4,560
Increase in commissions and other trading on open contracts	2,587	436
Increase in General Partner fee	17,812	4,825
Increase in Trading Advisor management fee	104,866	11,581
Increase (decrease) in Trading Advisor incentive fee	(326,088)	51,044
Increase in Selling Agents' commissions - General Partner	13,471	-
Increase in broker dealer servicing fee - General Partner	1,365	-
Increase in broker dealer custodial fee - General Partner	3,909	-
Increase in offering expenses - General Partner	12,145	3,290
Net cash used in operating activities	(3,557,160)	(2,802,807)

Cash flows provided by (used in) financing activities
Contributions	24,243,708	5,500,156
Subscriptions received in advance	2,604,956	-
Redemptions	(6,205,214)	-
Net cash provided by financing activities	20,643,450	5,500,156
Net increase in cash and cash equivalents	17,086,290	2,697,349

Cash and cash equivalents
Beginning of period	11,229,458	1,000
End of period	$28,315,748	$2,698,349
End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$9,310,637	$2,233,881
Cash and cash equivalents	19,005,111	464,468
Total end of period cash and cash equivalents	$28,315,748	$2,698,349

Supplemental disclosure of cash flow information
Prior period redemptions paid	$125,000	$-
Prior period subscriptions received in advance	$3,633,808	$-

Supplemental schedule of non-cash financing activities:
Redemptions payable	$304,681	$-

The accompanying notes are an integral part of these financial statements.

ASPECT GLOBAL DIVERSIFIED FUND LP
STATEMENT OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2009 and 2008
 (Unaudited)
__________

	General Partner		Series A		Series B		Series I
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Nine Months Ended September 30, 2009
Balance at December 31, 2008	4,011.5691	$507,314	1,598.6744	$166,755	3,692.0156	$408,780	66,355.1442	$8,349,440	$9,432,289
Net loss for the nine months ended September 30, 2009	-	(61,548)	-	(178,941)	-	(622,183)	-	(1,573,087)	(2,435,759)
Contributions	-	-	90,807.6295	8,222,063	91,342.5748	9,275,547	88,837.4299	10,379,906	27,877,516
Redemptions	-	-	(195.4252)	(17,104)	(1,765.4440)	(165,112)	(54,720.8155)	(6,202,679)	(6,384,895)
Balance at September 30, 2009	4,011.5691	$445,766	92,210.8787	$8,192,773	93,269.1464	$8,897,032	100,471.7586	$10,953,580	$28,489,151

	General Partner		Series A		Series B		Series I
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Nine Months Ended September 30, 2008
Balance at December 31, 2007	10.0000	$1,000	-	$-	-	$-	-	$-	$1,000
Net income for the nine months ended September 30, 2008		20,029	-	-	-	-	-	193,841	213,870
Contributions	4,990.0028	499,000	-	-	-	-	50,011.5600	5,001,156	5,500,156
Balance at September 30, 2008	5,000.0028	$520,029	-	$-	-	$-	50,011.5600	$5,194,997	$5,715,026

	Net Asset Value Per Unit
	General Partner	Series A	Series B	Series I
September 30, 2009	$111.12	$88.85	$95.39	$109.02
December 31, 2008	$126.46	$104.31	$110.72	$125.83
September 30, 2008	$104.01	$-	$-	$103.88
December 31, 2007	$100.00	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ASPECT GLOBAL DIVERSIFIED FUND LP
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
__________

Note 1:	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General Description of the Fund:

Aspect Global Diversified Fund LP (the “Fund”) was formed as a Delaware Limited Partnership on March 23, 2007. The Fund was initially capitalized by the General Partner on April 4, 2007 through the contribution of $1,000 and commenced investment operations on September 1, 2008. The Fund issues units of Limited Partnership Interests (“Units”) in four Series: Series A, Series B, Series C and Series I, which represent units of fractional undivided beneficial interest in and ownership of the Fund.  Only Series A, Series B and Series I were originally offered.  Series C Units will be issued in exchange for Series A, B and I Units in certain circumstances.

The Fund may invest the proceeds from its offerings of Units in the speculative trading of futures, swaps, options and over-the-counter contracts, including currency forwards traded in the United States and internationally.  The Trading Program (as defined hereinafter) does not currently utilize options or swaps as part of its trading system, but may employ them in the future.

The Fund is a registrant with the U.S. Securities and Exchange Commission (“SEC”) pursuant to the U.S. Securities Act of 1933, as amended, (the “’33 Act”) and the U.S. Securities Exchange Act of 1934, as amended, (the “’34 Act”). As a registrant, the Fund is subject to the regulations of the SEC and the informational requirements of the Act. As a commodity pool, the Fund is subject to the regulations of the U.S. Commodity Futures Trading Commission (“CFTC”), an agency of the United States (“U.S.”) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association (“NFA”), an industry self-regulatory organization; rules of Financial Industry Regulatory Authority (“FINRA”), an industry self-regulatory organization; and the requirements of commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of Futures Commission Merchants (brokers) and Interbank market makers through which the Fund trades.

Steben & Company, Inc. (“Steben & Company”, the “General Partner” or the “Commodity Pool Operator”) is a Maryland corporation registered with the CFTC as a commodity pool operator and a commodities introducing broker, and is also registered with the SEC as a registered investment advisor and a broker-dealer.  The General Partner is a member of the NFA and FINRA.  The General Partner manages all aspects of the Fund’s business and serves as one of the Fund’s Selling Agents.

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

Revenue Recognition:

Futures, options on futures and forward currency contracts are recorded on a trade date basis, and gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open futures and forward currency contracts (the difference between contract trade price and fair value) are reported in the statements of financial condition as net unrealized gain or loss, as there exists a right of offset of any unrealized gains or losses.  Any change in net unrealized gain or loss from the preceding period is reported in the statements of operations.  Commercial paper, corporate notes, U.S. Government securities and Government-sponsored enterprises are recorded at amortized cost and interest is accrued and recorded through maturity, which approximates fair value. Fair value of exchange-traded contracts is based upon settlement prices. Fair value of non-exchange traded contracts is based upon third-party quoted dealer values on the Interbank market.

Investment Valuation:

The majority of the Fund’s positions are exchange-traded futures contracts, which are valued at fair value daily at settlement prices published by the exchanges. Fair value of non-exchange traded contracts is based on third-party quoted dealer values on the Interbank market. In addition, the Fund’s U.S. Government securities, Government-sponsored enterprises and commercial paper positions recorded at fair value are based on amortized cost carrying amounts due to the short-term maturity of the instruments.

Cash and Cash Equivalents:

Cash equivalents are highly liquid investments with an original maturity of three months or less at the date of acquisition that are not held for sale in the normal course of business. The Fund is at risk to the extent that it maintains balances with such institutions in excess of insured limits; however, the Fund does not believe it is exposed to any significant credit risk.  As of September 30, 2009, significant cash balances held at Newedge, UBS and Bank of America are $9,310,637, $13,695,767 and $5,309,344, respectively.  As of December 31, 2008, significant cash balances held at Newedge, UBS and Bank of America are $4,053,557, $1,031,212 and $6,144,689, respectively.

Brokerage Commissions

Brokerage commissions include other trading fees and are charged to expense when contracts are opened and when the positions are closed.

Redemptions Payable:

Redemptions payable represent redemptions approved by the General Partner prior to period end, including those that are not effective until subsequent periods.  These redemptions have been recorded using the period end net asset value per unit.

Income Taxes:

The Fund prepares calendar year U.S. and applicable state tax returns.  The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses.  The Fund, however, may be required to file returns in various state and local jurisdictions as a result of its operations or the residency of its partners. For the three and nine months ended September 30, 2009 and 2008, and the year ended December 31, 2008, no income tax liability for uncertain tax positions has been recognized in the accompanying financial statements. The 2008 tax year generally remains subject to examination by U.S. federal and most state tax authorities.

Fair Value of Financial Instruments:

The Fund measures financial instruments at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and sets out a fair value hierarchy.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  Inputs are broadly defined as assumptions market participants would use in pricing an asset or liability. The three levels of the fair value hierarchy are described below:

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

The Fund’s investments in U.S. Government securities, commercial paper, Government-sponsored enterprises and corporate notes are short-term in nature with a duration of less than one year, and typically, the Fund holds these investments through maturity. As such, interest income generated from these investments is recorded in the statements of operations. The fair value of these investments as obtained from cash management and clearing firms statements are compared to amortized cost to verify that the carrying amounts approximates their fair value.

The Fund’s cash management account holder and clearing firm (UBS and Newedge, respectively) utilize pricing services to value U.S. Government securities, commercial paper, Government-sponsored enterprises and corporate notes investments. These pricing services utilize the market approach which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing, which is used for Level 2 investments, is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, rather by relying on the securities’ relationship to other benchmark quoted securities.

U.S. Government securities are actively traded on a daily basis and the pricing services are able to obtain bid and ask quotes for identical assets by CUSIP. Commercial paper, Government-sponsored enterprises and corporate notes investments are also actively traded; however, the pricing services are only able to obtain bid and ask quotes for similar assets. As such, U.S. Government securities are classified within Level 1 and commercial paper, Government-sponsored enterprises and corporate notes investments are classified within Level 2.

Fair value of exchange traded contracts is based upon exchange settlement prices. Fair value of non-exchange traded contracts is based on third-party quoted dealer values on the Interbank market. The investments in money market funds and futures contracts are valued using quoted market prices and are classified within Level 1. The fair values of forward currency contracts are based upon an underlying asset, index, or reference rate or a combination of these factors and are classified within Level 2. The Fund uses some, and when applicable, all of these financial instruments as part of its trading activities. The recorded values of U.S. Government securities, Government-sponsored enterprises and commercial paper are based on amortized cost carrying amounts due to the short-term maturity of the instruments and are classified within Level 1 or 2; therefore, their carrying amounts approximate fair values.

The following tables present the Fund’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008:

	September 30, 2009
	Level 1	Level 2	Total

Equity in broker trading accounts
Futures contracts	$1,043,727		$1,043,727
Forward currency contracts		$299,713	$299,713
Government-sponsored enterprises		$2,015,592	$2,015,592
Cash and cash equivalents
Money market funds	$13,695,767		$13,695,767

	December 31, 2008
	Level 1	Level 2	Total

Equity in broker trading accounts
Futures contracts	$396,283		$396,283
Forward currency contracts		$(19,689)	$(19,689)
Cash and cash equivalents
Money market funds	$3,542,194		$3,542,194
Commercial paper		$1,993,829	$1,993,829

There were no Level 3 holdings as of September 30, 2009 and December 31, 2008 or during the three and nine months ended September 30, 2009 and 2008.

Derivative Instruments:

The Fund adopted the provisions of the Derivatives and Hedging Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification effective January 1, 2009.  As required, the Fund presents qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of the gains and losses on agreements.

The Fund’s derivative contracts are comprised of futures and currency forward contracts. These derivative contracts are recorded on the statements of financial condition as assets measured at fair value and the related realized and unrealized gain (loss) associated with these derivatives is recorded in the statements of operations. The Fund has considered the counterparty credit risk related to all its futures and forward currency contracts and does not deem any counterparty credit risk material at this time. The Fund does not designate any derivative instruments as hedging instruments.

As of September 30, 2009 and for the three and nine months ended September 30, 2009, the Fund’s derivative contracts had the following impact on the statements of financial condition and the statements of operations:

		Derivative Assets and Liabilities
Statements of Financial Condition Location		Assets	Liabilities	Net	Number of Contracts
Futures contracts
Agricultural		$347,793	$(116,457)	$231,336	346
Currency		5,656	-	5,656	2
Energy		7,650	(168,253)	(160,603)	81
Interest rate		662,246	-	662,246	1,374
Metal		244,998	(32,657)	212,341	103
Stock index		131,267	(38,516)	92,751	246
Net unrealized gain on open futures contracts		1,399,610	(355,883)	1,043,727	2,152

Forward contracts
Currency	Net unrealized gain (loss) on open forward currency contracts	338,614	(38,901)	299,713	N/A
		$1,738,224	$(394,784)	$1,343,440	N/A

	Revenue
	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
Statements of Operations Location	Net realized gain (loss)	Number of Contracts	Net realized gain (loss)	Number of Contracts
Futures contracts
Agricultural	$165,471	1,187	$20,050	2,204
Currency	5,483	9	11,154	10
Energy	(143,251)	372	(934,332)	793
Interest rate	105,835	4,595	(446,402)	8,621
Metal	(97,875)	246	(579,172)	546
Stock index	289,587	610	156,013	1,629
	325,250	7,019	(1,772,689)	13,803

Forward contracts
Currency	60,826	N/A	(789,047)	N/A
Net realized gain (loss)	$386,076		$(2,561,736)

	Revenue
	Net change in unrealized gain (loss)
Statements of Operations Location	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Futures contracts
Agricultural	$130,707	$254,538
Currency	5,656	5,656
Energy	(256,797)	(196,587)
Interest rate	893,257	241,563
Metal	420,616	246,092
Stock index	52,455	96,182
	1,245,894	647,444

Forward contracts
Currency	316,989	319,402
Net change in unrealized gain	$1,562,883	$966,846

Foreign Currency Transactions:

The Fund’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statements of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently as part of trading gains and losses.

Reclassification:

Certain amounts in the 2008 financial statements have been reclassified to conform with the 2009 presentation without affecting previously reported partners’ capital (net asset value).

Recently Adopted Accounting Standards:

The Fund adopted FASB Accounting Standards Codification (the “Codification”) on July 1, 2009.  The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”).  The Codification does not change U.S. GAAP but combines all authoritative standards into a comprehensive, topically organized online database.  Effective with the Codification launch on July 1, 2009, only one level of authoritative U.S. GAAP exists, other than guidance issued by the SEC.  All other accounting literature excluded from the Codification is considered non-authoritative.  The Codification impacted the Fund’s financial statement disclosures by eliminating prior FASB references since all reference to authoritative accounting literature are now referenced in accordance with the Codification.

The Fund adopted the provisions of the Subsequent Events Topic of the Codification effective June 30, 2009.  The Subsequent Event Topic establishes general standards of and accounting for and disclosure of events that occur after the balance sheet data but before financial statements are issued or available to be issued.

Note 2:	PARTNERSHIP AGREEMENT

Series of Units:

There are four Series of Units held by the Limited Partners: Series A, Series B, Series C and Series I.  The Units are offered on a continuous basis issued at the net asset value as of the close of business on the last day of the month in which a subscription is accepted.  Only Series A, Series B and Series I are offered by the Fund.  Series C Units will be issued in exchange for Series A, B and I Units in certain circumstances. The Fund began investment operations of its Series A Units, Series B Units and Series I Units on December 1, 2008, November 1, 2008 and September 1, 2008, respectively.

Series A Units are subject to the following fees and expenses: trading advisor management fee, incentive fee, brokerage expenses, General Partner fee, administrative expenses, offering expenses, selling agent commissions, broker dealer servicing fee, and redemption fee (if Series A Units are redeemed within 12 months of purchase), each as defined hereinafter.  Series A Units are subject to a Fee Limit as defined hereinafter.

Series B Units are intended only for registered investment advisors’ fee based advisory programs. Series B Units are subject to the same fees and expenses as the Series A Units, except they are not subject to redemption fee or selling agent commissions and will be subject to either the broker dealer servicing fee or the broker dealer custodial fee, but not both.  Series B Units may be purchased by employees and relatives of Selling Agents and direct clients of the General Partner.  Series B Units are subject to a Fee Limit as defined hereinafter.

Series I Units are intended only for registered investment advisors’ fee based Advisory Programs. Series I Units are subject to the same fees and expenses as the Series B Units with the exception of the broker dealer servicing fee or the broker dealer custodial fee.  Series I Units may be purchased by employees and relatives of the General Partner and direct clients of the General Partner.  Investors whose accounts are held at a brokerage firm requiring a broker dealer servicing fee or broker dealer custodial fee may not purchase Series I Units.  Series I Units are subject to a Fee Limit as defined hereinafter.

Series A, B and I Units will be re-designated as Series C Units after the Fee Limit has been reached.  The Series C Units are identical to these other Units except that the Series C Units only pay the trading advisor management fee, incentive fee, brokerage expenses, General Partner fee and administrative expenses.

Units of the Fund are offered continuously to the public on a “best-efforts” basis at their month-end net asset value per Unit.  The minimum investment is $10,000 and additional investment by existing investors is $2,500.  Units of each Series were initially offered for a period ending August 30, 2008 (“Initial Offering Period”).  Currently, Units of each Series are offered on the first day of each month at the net asset value per Unit of the relevant Series on the last day of the preceding month.  Units are issued as of the commencement of business on the first business day of each month. Each Limited Partner will share in the profits and losses of the fund in proportion to their respective ownership interests.

General Partner:

The Fund issued General Partner Units to the General Partner to memorialize its ownership interest in the Fund.  The General Partner Units are subject to the following fees, expenses and charges:  trading advisor management fee, incentive fee, brokerage expenses and administrative expenses.  General Partner Units are not subject to a broker dealer servicing fee, General Partner fee, offering expenses, selling agent commissions or redemption fee.  The General Partner may determine and adjust the number of General Partner Units which represent the General Partner’s interest in the Fund. The General Partner will share in the profits and losses of the Fund in proportion to its respective ownership interest.

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

As of September 30, 2009 and December 31, 2008, the General Partner had an investment of $445,766 and $507,314, respectively.  Redemptions payable to the General Partner was $0 and $125,000 as of September 30, 2009 and December 31, 2008, respectively.

Fund Fees and Expenses:

Organizational and Initial Offering Costs—All organizational and initial offering costs were borne by the General Partner on behalf of the Fund without reimbursement.

Brokerage Expenses—Total charges paid to the clearing brokers have and are expected to average less than $3.62 per round-turn trade, although the futures commission merchant’s brokerage commissions and trading fees, as well as the over the counter foreign exchange counterparty fees will be determined on a contract-by-contract basis, have and are expected to range from $1.30 to $16.72 per round-turn.  Some foreign contracts could be higher. Based on the foregoing estimate, each Series of Units is estimated to pay the futures commission merchant their pro rated share of the actual monthly brokerage expenses of approximately 1/12th of 0.30% of the Fund’s net asset value (0.30% per annum) payable in arrears.  These brokerage expenses will cover all actual brokerage and trading costs of the Fund.  The exact amount of such brokerage commissions and trading fees to be incurred is impossible to estimate and will vary based upon a number of factors including the trading frequency, the types of instruments traded, transaction sizes, degree of leverage employed and transaction rates in effect from time-to-time.  The compensation paid to the futures commission merchant is estimated at 0.30% of the Fund’s average annual net asset value and will not, under any circumstance, exceed the maximum permissible brokerage expense of 14% of the average annual net asset value of the Fund, established by the guidelines of the North American Securities Administrators Association, Inc.

For the three months ended September 30, 2009, Series A, B, I, and General Partner Units incurred expenses to the futures commission merchant in the amount of $5,552; $7,185; $9,420; and $401, respectively.  For the nine months ended September 30, 2009, Series A, B, I, and General Partner Units incurred expenses to the futures commission merchant in the amount of $9,806; $15,065; $27,384; and $1,171, respectively.

For the one month ended September 30, 2008, Series I and General Partner Units incurred expenses to the futures commission merchant in the amount of $3,490 and $348, respectively.

General Partner Fee—Each Series of Units pays the General Partner a monthly General Partner fee in arrears equal to 1/12th of 1.10% of the Fund’s month-end net asset value (1.10% per annum).  The General Partner fee is paid to the General Partner as compensation for services to the Fund as General Partner and Commodity Pool Operator.

For the three months ended September 30, 2009, Series A, B and I Units incurred General Partner fees in the amount of $18,098; $21,819; and $28,031, respectively. For the nine months ended September 30, 2009, Series A, B and I Units incurred General Partner fees in the amount of $28,811; $42,099; and $88,402, respectively. For the one month ended September 30, 2008, Series I Units incurred General Partner fees in the amount of $4,825. As of September 30, 2009 and December 31, 2008, General Partner fee payable was $26,116 and $8,304, respectively.

Administrative Expenses—Each Series of Units pays actual monthly administrative expenses to various third-party service providers, as well as to the General Partner, estimated to be approximately 1/12th of 0.95% of the Fund’s net asset value (0.95% per annum), payable in arrears.  Actual administrative expenses may vary; however, such administrative expenses will not exceed 0.95% of the Fund’s net asset value per annum.  The administrative expenses will cover all actual legal, accounting, clerical and other back office related expenses related to the administration of the Fund and all other associated costs incurred by the Fund.

For the three months ended September 30, 2009, Series A, B, I, and General Partner Units incurred administrative expenses in the amount of $15,630; $18,844; $24,209; and $1,024, respectively.  For the three months ended September 30, 2009, the General Partner absorbed administrative expenses of $48,872 in excess of the 0.95% limitation, which are included in administrative and offering expenses waived on the statements of operations.

For the nine months ended September 30, 2009, Series A, B, I, and General Partner Units incurred administrative expenses in the amount of $24,889; $36,373; $76,481; and $3,315, respectively.  For the nine months ended September 30, 2009, the General Partner absorbed administrative expenses of $167,483 in excess of the 0.95% limitation, which are included in administrative and offering expenses waived on the statements of operations.

For the one month ended September 30, 2008, Series I and General Partner Units incurred administrative expenses in the amount of $4,167 and $417, respectively.

As of September 30, 2009 and December 31, 2008 administrative expenses included as accounts payable – General Partner in the statements of financial condition was $59,528 and $22,000, respectively.

Offering Expenses—The Fund reimburses the General Partner for actual ongoing offering expenses, up to 1/12th of 0.75% of the Fund’s net asset value (0.75% per annum) pro rata for each Series of Units, payable monthly in arrears.  Actual ongoing offering expenses in excess of this limitation are absorbed by the General Partner and may not be re-classified as administrative expenses.  The Fund is only liable for payment of offering expenses on a monthly basis.  The offering expenses cover all actual ongoing offering expenses incurred by the General Partner on behalf of the Fund, including regulatory fees, legal costs relating to the offering, sales related travel, printed material, postage and freight, sales conference fees and compensation to sales personnel of the General Partner for wholesaling the Fund.  Compensation paid to sales personnel of the General Partner for the sale of Units is subject to the Fee Limit defined below and is separate and apart from the compensation payable to sales personnel of the General Partner who receive selling agent commissions.  If the Fund terminates prior to completion of payment to the General Partner for the unreimbursed offering expenses incurred through the date of such termination, the General Partner will not be entitled to any additional payments and the Fund will have no further obligation to the General Partner.

Series C Units do not pay offering expenses.

For the three months ended September 30, 2009, Series A, B and I Units incurred offering expenses in the amount of $12,340; $14,877; and $19,112, respectively. For the three months ended September 30, 2009, the General Partner absorbed ongoing offering expenses of $49,736 in excess of the 0.75% limitation, which are included in administrative and offering expenses waived on the statements of operations.

For the nine months ended September 30, 2009, Series A, B and I Units incurred offering expenses in the amount of $19,645; $28,704; and $60,274, respectively. For the nine months ended September 30, 2009, the General Partner absorbed ongoing offering expenses of $198,794 in excess of the 0.75% limitation, which are included in administrative and offering expenses waived on the statements of operations.

For the one month ended September 30, 2008, Series I Units incurred offering expenses in the amount of $3,290.

As of September 30, 2009 and December 31, 2008, offering expenses payable to the General Partner was $17,807 and $5,662, respectively.

Selling Agent Commissions—Series A Units pay to the General Partner selling agent commissions monthly in arrears equal to 1/12th of 2.00% of the outstanding Series A Units’ net asset value (2.00% per annum), subject to the Fee Limit as defined below.  The General Partner pays to the Selling Agents an upfront commission of 2.00% of the aggregate subscription amount for the sale of Series A Units.  Beginning in the 13th month, the General Partner will pay to the Selling Agents a monthly selling agent commission in arrears equal to 1/12th of 2.00% of the outstanding Series A Units’ Net Asset Value (2.00% per annum), subject to the Fee Limit as defined below.  The net asset value of Series A Units refers to the Fund’s net assets allocated to the capital accounts of Series A Unit holders (the aggregate capital account balances with respect to the Series A Units) divided by the number of outstanding Units of such Series A Units.

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

For the three and nine months ended September 30, 2009, the Series A Units incurred selling agent commissions in the amount of $32,905 and $52,385, respectively. As of September 30, 2009 and December 31, 2008, selling agent commissions payable was $13,753 and $282, respectively.

Broker Dealer Servicing Fee—Series A Units pay to the Selling Agents a monthly broker dealer servicing fee in arrears equal to 1/12th of 0.15% of the outstanding Series A Units’ month-end net asset value, subject to the Fee Limit.

Certain of the Series B Units, which are not held by broker dealers who act as custodian for the benefit of Limited Partners, pay to the Selling Agents a monthly broker dealer servicing fee in arrears equal to 1/12th of 0.60% of the outstanding Series B Units’ net asset value (0.60% per annum), subject to the Fee Limit. Where the General Partner acts as the Selling Agent it retains these fees.

Series C and I Units, and certain of the Series B Units which pay a broker dealer custodial fee as described below, do not pay a broker dealer servicing fee.

For the three months ended September 30, 2009, the Series A and B Units incurred a broker dealer servicing fee in the amount of $2,468 and $1,340, respectively.  For the nine months ended September 30, 2009, the Series A and B Units incurred a broker dealer servicing fee in the amount of $3,929 and $3,438, respectively.  As of September 30, 2009 and December 31, 2008, broker dealer servicing fee payable to the General Partner was $1,508 and $143, respectively.

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

For the three and nine months ended September 30, 2009, the Series B Units incurred a broker dealer custodial fee in the amount of $10,561 and $19,525, respectively.  As of September 30, 2009 and December 31, 2008, broker dealer custodial fee payable to the General Partner was $4,024 and $115.

Fee Limit—The Fee Limit is the total amount of selling agent commissions, broker dealer servicing fees paid to the selling agents, payments for wholesalers, payments for sales conferences, and other offering expenses that are items of compensation to FINRA members (but excluding among other items, the production and printing of prospectuses and associated envelopes, folders and printed pieces provided with the prospectuses, as well as various legal and regulatory fees) paid by particular Series A, B or I Units when it is equal to 10.00% of the original purchase price paid by holders of those particular Units.

Each Limited Partner who owns Series A, Series B and Series I Units will continue to pay the selling agent commissions, offering expenses and the broker dealer servicing fee, depending upon which expenses are applicable to the particular Series of Units, until the aggregate of such expenses reaches an amount equal to the Fee Limit.

Investors in the Fund will not pay more than the Fee Limit described above.  The General Partner utilizes accounting software that tracks the fees charged to the Units on a Limited Partner-by-Limited Partner basis.  Series C Units will be issued in exchange for an investor’s Series A, B and I Units to any Limited Partner who owns Series A, B and I Units when the General Partner determines that the Fee Limit has been reached as of the end of any month, or it anticipates that the Fee Limit will be reached during the following month, on their Series A, B and I Units pursuant to FINRA Rule 2510.  As a result, it is possible for a Limited Partner to have its Series A, B or I Units exchanged for Series C Units prior to reaching the Fee Limit.  If a Limited Partner’s Series A, B or I Units are exchanged for Series C Units prior to reaching the Fee Limit, the General Partner will not seek additional fees from such Limited Partner.

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

For the three and nine months ended September 30, 2009, the Series A Units incurred a redemption fee in the amount of $167 and $167, respectively.

Extraordinary Fees and Expenses—The Fund will pay all extraordinary fees and expenses incurred by the Fund, if any, as determined by the General Partner.  Extraordinary fees and expenses are considered non-recurring and unusual in nature, such as legal claims and liabilities, and litigation costs or indemnification or other unanticipated expenses.  Extraordinary fees and expenses also include material expenses, which are not currently anticipated obligations of the Fund or of managed futures funds in general.  Routine operational, administrative and other ordinary expenses are deemed to be extraordinary expenses.

Note 3:	COMMODITY TRADING ADVISOR

The Fund pays management fees and incentive fees to the Trading Advisor.

Trading Advisor Management Fee—Each Series of Units pays to the Trading Advisor a monthly management fee payable in arrears equal to 1/12th of 2.00% of the Fund’s trading level allocated to the Trading Program.  The trading level is currently expected to be approximately 1.20 times the normal trading level of the Trading Program.  The normal trading level of the Trading Program is the number of trading positions per dollar customarily taken by the Trading Advisor for client accounts utilizing the Trading Program.  Because the Fund is generally trading at approximately 1.20 times the normal trading level of the Trading Program, the Trading Advisor is increasing the number of trading positions per dollar by 20%.  At a normal trading level, the margin requirements relative to equity in the account range from 5% to 30%.  Because the Fund is trading at approximately 1.20 times the normal trading level of the Trading Program, the margin requirements relative to equity becomes proportionately higher, or from 6% to 36%.  Since the Fund is trading at approximately 1.20 times the normal trading level of the Trading Program, the management fee of 2.00% is multiplied by the overall trading level of the Fund (1.20 x 2.0% = 2.40%).  Therefore, the management fee will be 1/12th of 2.40% of the Fund’s month-end net asset value (2.40% per annum).  Adjustments to the trading level will not affect the management fee percentage or calculation.

For the three months ended September 30, 2009, Series A, B, I and General Partner Units incurred management fees to the Trading Advisor in the amount of $39,481; $47,599; $61,150; and $2,585, respectively.  For the nine months ended September 30, 2009, Series A, B, I and General Partner Units incurred management fees to the Trading Advisor in the amount of $62,851; $91,836; $192,839; and $8,353, respectively.  For the one months ended September 30, 2008, Series I and General Partner Units incurred management fees to the Trading Advisor in the amount of $10,528 and $1,053, respectively.

Trading Advisor Incentive Fee—Each Series of Units pays the Trading Advisor a quarterly incentive fee payable in arrears equal to 20% of any new trading profits.  Trading profits are the sum of: (i) the net of all realized profits and losses on account commodity positions liquidated during the quarter, plus (ii) the net of all unrealized profits and losses net of accrued brokerage expenses, NFA fees and give up fees on account commodity open positions as of the quarter end, minus: (iii) the net of all unrealized profits and losses on account commodity open positions at the end of the previous quarter end, and (iv) any cumulative net realized losses (which does not include incentive fee expenses) from the Trading Advisor’s trading of the account carried forward from all previous quarters since the last quarter for which an incentive fee was payable to the Trading Advisor, and (v) any fees or expenses of the Fund (except for accrued incentive fees).  Trading profits does not include interest income earned by the Fund.

Trading profits are calculated on the basis of assets allocated to the Trading Advisor.  In determining trading profits, any trading losses generated by the Trading Advisor for the Fund in prior periods are carried forward, so the incentive fee is paid only if and to the extent the profits generated by the Trading Advisor for the period exceed any losses (excluding losses relating to redeemed Units) from prior periods.  The loss carry-forward is proportionally reduced if and to the extent the Fund reduces the amount of assets allocated to the Trading Advisor or redemptions occur during a period that a loss carry-forward exists.

In the event that any Units are redeemed prior to the end of a calendar quarter, the Trading Advisor will be entitled to an incentive fee (as applicable), payable on a quarterly basis, of the redeemed Units to the extent any accrued incentive fee are allocable to the redeemed Units as of the redemption date.

For the three and nine months ended September 30, 2009, Series A, B, I and General Partner Units did not incur incentive fees to the Trading Advisor.  For the one month ended September 30, 2008, Series I and General Partner Units incurred incentive fees to the Trading Advisor in the amount of $46,257 and $4,787, respectively.

As of September 30, 2009 and December 31, 2008, the Trading Advisor had 0 and 50,011.3963 Series I Units, respectively, with a value of $0 and $6,292,934, respectively. There were no redemptions payable to the Trading Advisor as of September 30, 2009 and December 31, 2008.

Note 4:	DEPOSITS WITH BROKERS

The Fund deposits funds with the broker, subject to U.S. Commodity Futures Trading Commission regulations and various exchange and broker requirements.  Margin requirements are satisfied by the deposit of cash, U.S. Treasuries, U.S. Government Sponsored Agency Securities and investment grade commercial paper with maturities of less than one year with such broker.  The Fund earns interest income on its assets deposited with the broker.  The Fund’s excess margin monies are managed by the General Partner.

Note 5:	SUBSCRIPTIONS, DISTRIBUTIONS, AND REDEMPTIONS

Investments in the Fund are made by subscription agreement, subject to acceptance by the General Partner. Units are sold at the net asset value per Series A, B and I Units as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as Limited Partners as of the   beginning of the month following the month in which their subscriptions were accepted.  For the nine months ended September 30, 2009 and 2008, $27,877,516 and $5,500,156 of subscriptions were effective as of September 30, 2009 and 2008, respectively. As of September 30, 2009 and December 31, 2008, the Fund had $2,604,956 and $3,633,808 in subscriptions received in advance, respectively, which were additions to the Fund or returned, if applicable, subsequent to the quarter-end and year-end.

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

Purchase and sale of futures contracts requires margin deposits with the brokers. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Government securities) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than (or none of) the total cash and other property deposited. The Fund utilizes Newedge USA, LLC as its futures broker and Newedge Group (U.K. Branch) as its options broker and forwards counterparty.

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

The Fund utilizes UBS Financial Services, Inc. and Bank of America as its cash management securities broker for the investment of some margin excess amounts into short-term fixed income instruments including high grade commercial paper (interest bearing with some credit risk), U.S. Government securities and Government-sponsored enterprises (interest bearing and credit risk free) with durations of less than one year. The Fund invests in certain commercial paper issued by an affiliate of UBS Financial Services, Inc. Fluctuations in prevailing interest rates could cause immaterial market-to-market losses on the Fund’s fixed income instruments, although substantially all of the short-term investments are held to maturity.

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

In addition to market risk, upon entering into commodity interest contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Fund. The counterparty for futures and options on futures contracts traded in the United States and on most non-U.S. futures exchanges is the clearinghouse associated with such exchanges. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some non-U.S. exchanges, it is normally backed by a consortium of banks or other financial institutions.

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

The net unrealized gain (loss) on open futures and forward currency contracts is comprised of the following:

	Futures Contracts		Forward Currency Contracts
	(exchange traded)		(non-exchange traded)
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Gross unrealized gains	$1,399,610	$495,238	$338,614	$70,100
Gross unrealized losses	(355,883)	(98,955)	(38,901)	(89,789)
Net unrealized gain (loss)	$1,043,727	$396,283	$299,713	$(19,689)

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

The Fund is required to indemnify the General Partner, the Trading Advisor, the Selling Agents, the Futures Commission Merchant, any other of the Fund’s service providers, and their affiliates, against various liabilities they may incur in providing services to the Fund, provided the indemnified party met the standard of conduct specified in the applicable indemnification clause. The Fund’s indemnification obligations could require the Fund to make substantial indemnification payments and reduce the net assets of the Fund, and ultimately, the net asset value of the Limited Partners’ Units.  However, the Fund believes that it is unlikely it will have to make material payments under these arrangements and has not recorded any contingent liability in the financial statements for such indemnifications.

Note 8:	INTERIM FINANCIAL STATEMENTS

The statements of financial condition, including the condensed schedule of investments, as of September 30, 2009, the statements of operations for the three and nine months ended September 30, 2009 and 2008, the statements of cash flows and changes in partners’ capital (net asset value) for the nine months ended September 30, 2009 and 2008 and the accompanying notes to the financial statements are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles may be omitted pursuant to such rules and regulations.  In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2009, results of operations for the three and nine months ended September 30, 2009 and 2008, cash flows and changes in partners’ capital (net asset value) for the nine months ended September 30, 2009 and 2008.  The results of operations for the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year or any other period.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Form 10-K as filed with the U.S. Securities and Exchange Commission.

Note 9:	FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three and nine months ended September 30, 2009, and the one month ended September 30, 2008.  This information has been derived from information presented in the financial statements for Limited Partner Units.

	Three Months Ended September 30, 2009			One Month Ended September 30, 2008
	Series A Units	Series B Units	Series I Units	Series I Units
Per unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$84.25	$90.10	$102.82	$100.00

Income from operations:
Gain from trading (1)	6.37	6.69	7.61	5.08
Net investment loss (1)	(1.77)	(1.40)	(1.41)	(1.20)
Total income from operations	4.60	5.29	6.20	3.88
Net asset value per unit at end of period	$88.85	$95.39	$109.02	$103.88

Total return (5)	5.46%	5.87%	6.03%	3.88%

Supplemental data
Ratios to average net asset value:
Expenses prior to advisor incentive fee(2), (3), (4)	8.42%	6.26%	5.57%	5.37%
Advisor incentive fee(5)	0.00%	0.00%	0.00%	0.91%
Total expenses	8.42%	6.26%	5.57%	6.28%
Net investment loss (2), (3), (4), (6)	(8.23%)	(6.08%)	(5.39%)	(3.30%)

	Nine Months Ended September 30, 2009
	Series A Units	Series B Units	Series I Units
Per unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$104.31	$110.72	$125.83

Income (loss) from operations:
Gain (loss) from trading (1)	(10.19)	(10.91)	(12.26)
Net investment loss (1)	(5.27)	(4.42)	(4.55)
Total gain (loss) from operations	(15.46)	(15.33)	(16.81)
Net asset value per unit at end of period	$88.85	$95.39	$109.02

Total return (5)	(14.82%)	(13.84%)	(13.36%)

Supplemental data
Ratios to average net asset value:
Expenses prior to advisor incentive fee(2), (3), (4)	8.18%	6.44%	5.68%
Advisor incentive fee(5)	0.00%	0.00%	0.00%
Total expenses	8.18%	6.44%	5.68%
Net investment loss (2), (3), (4), (6)	(7.91%)	(6.15%)	(5.30%)

Total returns are calculated based on the change in value of a Series A, Series B or Series I Units during the period.  An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of contributions and redemptions.

(1)
The net investment loss per unit is calculated by dividing the net investment loss by the average number of Series A, Series B or Series I Units outstanding during the year.  Gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.  Such balancing amount may differ from the calculation of gain (loss) from trading per unit due to the timing of trading gains and losses during the period relative to the number of units outstanding.

(2)
All of the ratios under the supplemental data are computed net of involuntary waivers of administrative and offering expenses.  For the three and nine months ended September 30, 2009 the ratios are net of 0.85% and 1.24% effect of waived administrative expenses, respectively.  For the three and nine months ended September 30, 2009 the ratios are net of 0.88% and 1.51% effect of waived offering expenses, respectively.

(3)
The net investment loss includes interest income and excludes realized and unrealized gains from trading activities as shown on the statements of operations.  The total amount is then reduced by all expenses, excluding brokerage commissions, which are included in net trading gains (losses) on the statements of operations. The resulting amount is divided by the average net asset value for the quarter.

(4)	Ratios have been annualized.

(5)	Ratios have not been annualized.

(6)	Ratio excludes advisor incentive fee.

Note 10:	SUBSEQUENT EVENTS

The Fund received new subscriptions of $2,477,441and $1,262,910, which are effective October 1, 2009 and November 1, 2009, respectively.

Subsequent events were evaluated for disclosure through November 16, 2009, the date on which the financial statements were issued.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to Item 1, “Financial Statements,” the information contained therein is essential to, and should be read in connection with the following analysis.

Introduction

Aspect Global Diversified Fund LP (the “Fund”) was formed as a Delaware Limited Partnership on March 23, 2007.  The Fund issues units of Limited Partnership Interests (“Units”) in four Series: Series A, Series B, Series C and Series I, which represent units of fractional undivided beneficial interest in and ownership of the Fund.  Only Series A, Series B and Series I were initially offered by the Fund.  Series C Units will be issued in exchange for Series A, B and I Units in certain circumstances.

The Fund may invest the proceeds from its offering of Units in the speculative trading of futures, swaps, options and over-the-counter contracts, including currency forwards traded in the United States and internationally.  The Trading Program (as defined hereinafter) does not currently utilize options or swaps as part of its trading system, but may employ them in the future.

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

Despite the increased volatility in the capital markets, the Fund was not adversely impacted by these developments. In fact, as a result of the declining global markets in 2008 and the first quarter of 2009, the Fund’s short positions in equity indices were highly profitable. Additionally, the Fund’s short positions in physical commodities and long positions in interest rate instruments were also profitable in 2008 as commodity prices decreased and bond prices increased.

Critical Accounting Policies

The preparation of the Fund’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and sets out a fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Inputs are broadly defined as assumptions market participants would use in pricing an asset or liability. The three levels of the fair value hierarchy are described below:

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

The Fund’s investments in U.S. Government securities, commercial paper, Government-sponsored enterprises and corporate notes are short-term in nature with a duration of less than one year, and typically, the Fund holds these investments through maturity. As such, interest income generated from these investments is recorded in the statements of operations. The fair value of these investments as obtained from cash management and clearing firms statements are compared to amortized cost to verify that the carrying amounts approximates their fair value.

The Fund’s cash management account holder and clearing firm (UBS and Newedge, respectively) utilize pricing services to value U.S. Government securities, commercial paper, Government-sponsored enterprises and corporate notes investments. These pricing services utilize the market approach which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing, which is used for Level 2 investments, is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, rather by relying on the securities’ relationship to other benchmark quoted securities.

U.S. Government securities are actively traded on a daily basis and the pricing services are able to obtain bid and ask quotes for identical assets by CUSIP. Commercial paper, Government-sponsored enterprises, and corporate notes investments are also actively traded, however, the pricing services are only able to obtain bid and ask quotes for similar assets. As such, U.S. Government securities are classified within Level 1 and commercial paper, Government-sponsored enterprises and corporate notes investments are classified within Level 2.

Fair value of exchange traded contracts is based upon exchange settlement prices. Fair value of non-exchange traded contracts is based on third-party quoted dealer values on the Interbank market. The investments in money market funds and futures contracts are valued using quoted market prices and are classified within Level 1. The fair values of forward currency contracts are based upon an underlying asset, index, or reference rate or a combination of these factors and are classified within Level 2. The Fund uses some, and when applicable, all of these financial instruments as part of its trading activities. The recorded values of U.S. Government securities, Government-sponsored enterprises and commercial paper are based on amortized cost carrying amounts due to the short-term maturity of the instruments and are classified within Level 1 or 2; therefore, their carrying amounts approximate fair values.

Futures, options on futures and forward currency contracts are recorded on a trade date basis, and gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open futures and forward currency contracts (the difference between contract trade price and fair value) are reported in the statements of financial condition as net unrealized gain or loss, as there exists a right of offset of any unrealized gains or losses.  Any change in net unrealized gain or loss from the preceding period is reported in the statements of operations.  Commercial paper, corporate notes, U.S. Government securities and Government-sponsored enterprises are recorded at amortized cost and interest is accrued and recorded through maturity, which approximates fair value. Fair value of exchange-traded contracts is based upon settlement prices. Fair value of non-exchange traded contracts is based upon third-party quoted dealer values on the Interbank market.

For purposes of both financial reporting and calculation of redemption value, net asset value per unit is calculated by dividing the net assets of Series A, B or I Units by the number of outstanding Series A, B or I Units. The Fund’s net assets refers to the total assets of the Fund (including without limitation all cash and cash equivalents (valued at cost), any unrealized profits and losses, accrued interest and amortization of original issue discount, and the fair value of all open futures, forwards or derivatives positions and other assets of the Fund, minus the total liabilities of the Fund, including without limitation, one-half of the brokerage commissions that would be payable with respect to the closing of each of the Fund’s open commodities interests positions (if charged on a round-turn basis), or brokerage expenses (if charged on a flat rate basis), and fees and expenses (including accrued Incentive Fees), determined in accordance with U.S. generally accepted accounting principles consistently applied under the accrual basis of accounting. Net income (loss) is calculated for the Fund as a whole on a monthly basis. Once calculated, net income (loss) is then allocated to Limited Partners based on their Unit ownership as of the beginning of each month.

As of September 30, 2009, the aggregate capitalization of the Fund was $28,489,151, consisting of Series A Units of $8,192,773; Series B Units of $8,897,032; Series I Units of $10,953,580; and General Partner Units of $445,766.  The net asset value per Unit of the Series A Units was $88.85; Series B Units was $95.39; Series I Units was $109.02; and General Partner Units was $111.12 as of September 30, 2009.

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

Off-Balance Sheet Risk

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss.  The Fund trades in futures and forward contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk.  In entering into these contracts there exists a risk to the Fund, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable.  If the markets should move against all of the futures interests positions of the Fund at the same time, and if the Trading Advisor was unable to offset futures interest positions of the Fund, the Fund could lose all of its assets and the Limited Partners would realize a 100% loss.  Steben & Company, the General Partner, attempts to decrease market risk through maintenance of a margin-to-equity ratio that rarely exceeds 30%.

In addition to subjecting the Fund to market risk, upon entering into futures and forward contracts there is a risk that the counterparty will not be able to meet its obligations to the Fund.  The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange.  In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this risk.  In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.

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

Results of Operations

The returns for Series A, B, I and General Partner Units for the nine months ended September 30, 2009 were (14.82%), (13.84%), (13.36%) and (12.13%), respectively. Further analysis of the trading gains and losses is provided below.

Past performance is not indicative of expected future financial condition or results of operations.

2009

January

The Fund’s Series A Units were up 0.37%, Series B Units were up 0.47% and Series I Units were up 0.51% for the month of January 2009. The muted contributions from several sectors reflect the systematic reduction in exposures resulting from the increased market volatility experienced in the fourth quarter of 2008. Stock markets started 2009 with renewed investor optimism in response to President Obama’s stimulus plan. The optimism was short-lived however, and stock markets declined as economic and earnings data continued to show a negative outlook. Bonds also sold off and yields rose as governments continued to develop rescue plans and packages to boost growth. This was particularly seen in European bond markets with U.K. Gilts and Bunds being two of the worst contracts this month. Conversely, the portfolio’s long positions in interest rates benefited from the rate cut decisions of the Bank of England and the ECB. In currencies, the U.S. dollar continued strengthening as a result of risk aversion and the increasingly negative outlook for Europe, which continues to deal with crises in the financial sector; this effect continued to be particularly seen in the weakness of Sterling to the benefit of the Fund’s short exposure. The energy sector was the best performer this month, driven by gains from crude oil and natural gas, whose prices declined on the back of bearish inventory data. Similarly, industrial metals also declined due to stock build-ups, benefiting the Fund’s short positions.

February

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

March

The Fund’s Series A Units were down 4.55%, Series B Units were down 4.40% and Series I Units were down 4.23% for the month of March 2009. Although most global stock markets remain in negative territory year to date, many saw a strong rally during March, to the detriment of the Fund’s short positions. Investor risk appetite appeared to return following some positive corporate earnings news and the U.S. Federal Reserve’s revamped toxic asset repurchase and quantitative easing plans. The S&P 500 had its strongest monthly rally since October 2002, recovering from a 12-year low on March 9. The Federal Reserve’s plan to repurchase debt caused U.S. fixed income markets to rally. U.S. interest rate markets and European fixed income markets followed and the Fund’s long positions performed positively in fixed income sectors. In currency, the announcement of the Treasury’s new plans resulted in the U.S. dollar weakening against major currencies and consequently a give-back of some of the profits the Fund had generated on the back of U.S. dollar strength since the third quarter of 2008. U.S. dollar weakness and revised inflationary expectations caused commodities markets to rally to the detriment of the Fund’s short positions. This was seen particularly in metals, where strategic buying by China caused the prices of base metals to rally. Precious metals on the other hand declined as investors sold out of safe haven assets, contrary to the Fund’s long positioning. Energy markets followed stock markets' direction, with crude oil prices rising over 10% this month, despite OPEC announcing that it will not cut output.

April

The Fund’s Series A Units were down 4.18%, Series B Units were down 4.05% and Series I Units were down 4.00% for the month of April 2009. Performance suffered early in the month as the trend reversals seen in late March continued, most notably in currencies, and also in interest rate markets following the ECB’s surprise decision to only reduce rates by 25bps. The interest rates sector recovered well to finish the month flat, but the currencies sector was unable to match this: both the Sterling and the Canadian dollar recovered following recent weakness and the resulting losses outweighed the profits seen from the strengthening South African Rand. In commodities, the energies and agricultural sectors recorded small profits driven by short positions in natural gas, which reached multi-year lows, and in lean hogs following concerns over swine flu. Metals markets were less successful however; short positions in aluminum and nickel suffered as markets anticipated increased demand as equities rallied following the G20 summit. Most equity index positions also suffered from this rally continuing in early April, but positions responded and small profits were seen in the MSCI Taiwan index and in European sector indices.

May

The Fund’s Series A Units were down 2.77%, Series B Units were down 2.65% and Series I Units were down 2.60% for the month of May 2009. Performance was dominated by the energies sector, which saw sharp price movements against the Fund's net short position. Positive economic releases continued to boost investor optimism and risk appetite, consequently global stock indices finished the month positively. The portfolio managed to capture this equity market strength, producing positive returns from most of the positions. Rallying equity markets were accompanied by a sell-off in fixed income markets. This was to the benefit of the Fund’s short positions in several bond contracts, most notably Japanese and Australian government bonds. The interest rates sector also contributed positively to performance; increased liquidity within the financial sector helped short ends to rally, particularly Euribor which was the second best contract for the month. Short sterling also rallied following the latest U.K. inflation report however increased risk appetite resulted in a sell-off in the U.S. dollar, which hit 2009 lows towards the end of the month and inflicted losses in the currencies sector. This weakening in the U.S. dollar coupled with improving global outlook prompted most commodity markets to rally. Prices of energies were further boosted by bullish inventory data, particularly in natural gas.

June

The Fund’s Series A Units were down 10.02%, Series B Units were down 9.90% and Series I Units were down 9.86% for the month of June 2009.  The majority of the losses occurred early in the month and were driven by positions in the interest rates and metals sectors. Rallying equity and commodities markets continued to boost investor optimism and also increased speculation that central banks would need to increase short-term rates to counteract inflationary pressures. Consequently, the U.S. dollar, which had been weakening since the Fed announced its quantitative easing policies in March, regained some of its strength and the recent trend in short-term interest rates reversed. Eurodollar, short sterling and Euribor all saw their most aggressive selling since October 2008. These sharp moves resulted in losses on the Fund’s long positions in these contracts. In response, the Fund reduced its positions as volatility increased. Performance in other sectors also reflected the difficult market environment for medium-term trend-following strategies. The bonds sector saw some losses with the Fund’s short exposure to Japanese Government bonds suffering from the weak outlook for the Japanese economy. In currencies, the losses in U.S. dollar positions were compounded by losses in the Swiss franc and Japanese yen; these were partially offset by gains on the Fund’s short euro exposure. Commodities markets meanwhile rallied during the month - this benefited long positions in agricultural such as sugar and soy meal but resulted in losses on short positions in metals including aluminum.

July

The Fund’s Series A Units were down 1.91%, Series B Units were down 1.78% and Series I Units were down 1.73% for the month of July 2009.  Global equity markets sold off at the start of the month in response to poor economic data in the U.S. In addition, the ECB announced that it would keep interest rates on hold at their current levels resulting in a rally in fixed income markets. This benefited the Fund’s long exposure to European bonds and short-term rates. However, investor sentiment changed mid-month as corporate earnings announcements across a broad range of industries exceeded analysts’ forecasts and drove stock markets higher. Increased risk appetite in turn resulted in commodities markets rallying, the U.S. dollar weakening and fixed income markets selling off. Consequently, the Fund saw a reduction of the previous gains made in fixed income and its net short USD exposure also saw losses. The agricultural sector was the worst performer in July; the Fund’s long positions in the soy complex suffered as grains sold off early in the month due to favorable weather conditions in the U.S. In energies, short positions in natural gas continued to be profitable as mild weather and inventory build-ups pushed prices downwards. However, these gains were more than offset by losses on short positions across most of the other energy markets.

August

The Fund’s Series A Units were up 4.37%, Series B Units were up 4.50% and Series I Units were up 4.55% for the month of August 2009.  The Fund had a positive month, with all sectors contributing positively. Performance in August was led by commodities, with agricultural finishing as the best sector. The long positions in sugar provided much of the profit, as global supplies and crop forecasts declined due to adverse weather conditions in Brazil and India, pushing prices to 28-year highs. In contrast, natural gas profits came on the short side as inventory build-ups pushed prices down to 7-year lows, making it the Fund’s second best market this month. Positions elsewhere in the energies sector were less successful however, as the oil price became more range-bound. In metals, the continued rally in copper provided better opportunities. In financial markets, the recovery of risk appetite continued with global stock markets finishing higher for another month. The Fund’s long stock indices exposure was able to take advantage of this strengthening trend. Furthermore, major central bankers reiterated that interest rate increases are unlikely in the near-term, causing the prices of short-term interest rate futures to rise and to result in positive performance from the Fund’s positions in that sector. The Bank of England’s bearish tones on the U.K. economy particularly boosted the short sterling.

September

The Fund’s Series A Units were up 3.01%, Series B Units were up 3.15% and Series I Units were up 3.20% for the month of September 2009.  The Fund returns were driven by the financials and metals sectors. Global stock markets started the month on the decline following some poor economic data from the U.S. and the U.K. Sentiment later recovered and stock markets rallied following more positive economic releases, increased merger activity and comments by the ECB indicating that the worst of the recession is over. The ECB also, however, cautioned that it was too early to unwind monetary stimuli, which resulted in fixed income markets, particularly short-term rates, rallying as the likelihood of interest rate hikes was discounted. The currencies sector was the best performer as the U.S. dollar sold off and the Dollar Index hit its lowest levels since September 2008. In commodities, the price of natural gas provided most of the volatility within the sector. Front month natural gas contracts eventually rallied by over 30% from 7-year lows following bullish inventory data and short covering. Consequently, the Fund’s short position here was the worst performer. The contribution from the metals sector was also volatile over the course of the month but finished positively. Precious metals were the key within this sector with strong gains on long positions in gold and silver, which both rallied on the back of U.S. dollar weakness.

2008

September

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

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the General Partner, including its Chief Executive Officer and Interim Chief Financial Officer, the Fund evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2008 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon our evaluation, the Chief Executive Officer and Interim Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that they are timely alerted to material information relating to the Fund required to be disclosed in the Fund’s periodic SEC filings.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(a)           None.

(b)           Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

There were no sales of unregistered securities of the Fund during the nine months ended September 30, 2009.

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

The Fund had $2,020,265, $3,000,000, and $1,364,630 in redemptions by Limited Partners during the first, second and third calendar quarter of 2009, respectively.

Item 3: Defaults Upon Senior Securities

Not applicable.

Item 4: Submissions of Matters to a vote of Security Holders.

None

Item 5: Other Information

None

Item 6: Exhibits.

(a)   Exhibits and Index.

The following exhibits filed herewith.

Exhibit No.	Description of Document	Page No.

31.01	Certification of Kenneth E. Steben, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	E-2

31.02	Certification of Yun T. Callahan, Controller and Interim Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	E-3

32.01	Certification of Kenneth E. Steben, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.	E-4

32.02	Certification of Yun T. Callahan, Controller and Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.	E-5

(b) Reports.

None.

SIGNATURES

Pursuant to the requirements of the U.S. Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPECT GLOBAL DIVERSIFIED FUND LP
(Registrant

By:	Steben & Company, Inc.
General Partner

By:	/s/ Kenneth E. Steben	November 16, 2009
Kenneth E. Steben
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Yun T. Callahan	November 16, 2009
Yun T. Callahan
Controller and Interim Chief Financial Officer
(Principal Financial Officer)

E-1