Form 10-K
period 2009-12-31
Aspect Global Diversified Fund LP
filed 2010-03-26
CIK 1414581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

Commission file number:  000-53453

ASPECT GLOBAL DIVERSIFIED FUND LP

Incorporated in Maryland	IRS Employer Identification No.: 72-3236572
c/o Steben & Company, Inc.
2099 Gaither Road, Suite 200
Rockville, Maryland 20850
Telephone:  (240) 631-9808

Securities to be registered pursuant to Section 12(b) of the Act: NONE

Securities to be registered pursuant to Section 12(g) of the Act:  Limited Partner Interests

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates: N/A.

Part I

Part I

Item 1.	Business

Aspect Global Diversified Fund LP (“Fund”) is a Delaware limited partnership, formed on March 23, 2007, that utilizes a professional trading advisor, Aspect Capital Limited, to engage in the speculative trading of futures, options, swaps and over-the-counter contracts, including forward currency contracts traded in the United States (“U.S.”) and internationally.  The Fund does not currently utilize swaps or options as part of its trading strategy, but may employ them in the future.  The Fund issues units of limited partner interests (“Units”) in four Series: Series A, Series B, Series C and Series I, which represent units of fractional undivided beneficial interest in and ownership of the Fund.  The Fund began investment operations of its Series I Units, Series B Units and Series A Units on September 1, 2008, November 1, 2008 and December 1, 2008, respectively.  Series C Units will be issued in exchange for Series A, B and I Units in certain circumstances.

Under the Amended and Restated Limited Partnership Agreement (“Partnership Agreement”), the Fund’s business and affairs are managed and conducted by Steben & Company, Inc., (“General Partner”), a Maryland corporation organized in February 1989.  The General Partner is registered with the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator and an introducing broker, and is a member of the National Futures Association (“NFA”) in such capacities.  The General Partner is registered with the U. S. Securities and Exchange Commission (“SEC”) as a broker dealer and is a member of the Financial Industry Regulatory Authority (“FINRA”) in such capacity.  The General Partner is also registered with the SEC as an investment advisor.  The Fund is not a registered investment company.

Aspect Capital Limited currently is the Fund’s sole commodity trading advisor (“Trading Advisor”).  The Trading Advisor trades the assets of the Fund using the Aspect Diversified Program (“Trading Program”), a proprietary, systematic trading system that deploys multiple trading strategies utilizing derivatives that seeks to identify and exploit directional moves in market behavior to a broad and diversified range of global markets including (but not limited to) currencies, global interest rates, equity indices, energies, agricultural commodities and metals.

As of December 31, 2009, the aggregate capitalization of the Fund was $31,400,714, which consist of Series A Units of $9,492,784, Series B Units of $9,610,394, Series I Units of $11,863,406 and General Partner Units of $434,130.  As of December 31, 2009, the net asset value per unit of the Series A, B and I Units were $85.66, $92.33 and $105.68, respectively, and the net asset value per unit of the General Partner Units was $108.22.

The Fund’s business constitutes only one segment for financial reporting purposes, i.e., a speculative commodity pool.

The Fund does not engage in material operations in foreign countries (although it does trade in foreign forward currency contracts and on international futures markets), nor is a material portion of its funds derived from foreign customers.

General

The Fund’s assets may be used for the speculative trading of futures, swaps, options and over-the-counter contracts, including forward currency contracts traded in the U.S. and internationally.  The Fund seeks to accomplish its objective by allocating its assets to the Trading Advisor, which in turn manages them in accordance with the Trading Program.  The Trading Program does not currently utilize options or swaps as part of its trading system, but may employ them in the future.

By maintaining a comparatively small exposure to any individual market, the aim of the Trading Program is to achieve meaningful long-term diversification.  The Trading Program seeks to maintain positions in a variety of markets.  Market concentration varies according to the strength of signals, volatility and liquidity, amongst other factors.  The Trading Program employs a fully automated system to collect, process and analyze market data (including current and historical price data) and to identify and exploit directional trends in market behavior, trading across a variety of frequencies to exploit trends over a range of timescales.  Positions are taken according to aggregate signals and are adjusted to manage risk.

The Trading Advisor seeks to trade the Fund’s assets allocated to it at approximately 1.2 times the leverage normally utilized by the Trading Advisor in the Trading Program (which typically trades at a margin to equity ratio of approximately 5% to 30%, or for the Fund, at a margin to equity ratio of approximately 6% to 36%).  Because the Fund trades at approximately 1.2 times the normal trading level of the Trading Program, the Trading Advisor increases the number of trading positions per dollar of Fund net assets by 20%, and as a result, the Fund experiences a greater potential for both profit and loss, greater volatility and greater brokerage commission expenses relative to the normal trading level of the Trading Program.  The margin to equity ratio of the Fund is determined by the positions indicated by the trading models utilized by the Trading Advisor.  The positions taken vary based upon the trading signals generated by the models at any given time.  However, the net asset value of the Fund will rise or fall over time due to subscriptions and redemptions, as well as any profits or losses, therefore the actual leverage ratio in the Fund at any given time may be somewhat higher or lower than 120% of the leverage normally utilized by the Trading Advisor.  Adjustments to the trading level do not affect the management fee (as defined below) percentage or calculation.

The Fund maintains its margin deposits and reserves in cash, short-term obligations of the U.S. Government, Government-sponsored enterprise notes, registered U.S. money market funds and short-term investment grade commercial paper in accordance with CFTC rules. All interest income earned by the Fund accrues to the benefit of the Fund.

All assets of the Fund are held at Newedge USA, LLC and Newedge Group (U.K. Branch) (collectively “NUSA”), UBS Financial Services, Inc. (“UBS”), or in a bank operating account in the name of the Fund at a federally insured bank (generally expected to be a small percentage of the Fund’s assets).  The Fund receives interest income on nearly all of its assets. This interest income is currently estimated to be approximately 0.24%, although this percentage will vary.

The General Partner

Steben & Company, Inc. serves as the Fund’s General Partner and commodity pool operator, and acts as one of its selling agents.

The General Partner manages all aspects of the Fund’s business, including selecting and monitoring the Fund’s trading advisor(s); replacing the Trading Advisor if appropriate or adding other trading advisors; selecting the Fund’s futures broker(s), forwards and swap counterparties; accountants and attorneys; computing the Fund’s net assets; reporting to limited partners; directing the investment of the Fund’s excess margin monies in interest-bearing instruments and/or cash; and processing subscriptions and redemptions.  The General Partner maintains office facilities and furnishes administrative and clerical services to the Fund.

All organizational and initial offering costs were borne by the General Partner on behalf of the Fund without reimbursement.  Please see the table under “Description of Current Charges” regarding compensation paid to the General Partner.

The General Partner acts as a selling agent for the Fund.  The General Partner has and intends to continue to appoint certain other broker-dealers registered under the Securities Exchange Act of 1934, as amended (“1934 Act”), and members of FINRA, to act as additional selling agents with respect to Series A, Series B and Series I Units.  Selling agents are selected to assist in the making of offers and sales of Series A, Series B and Series I Units.  Including the General Partner, the Fund currently has approximately 45 selling agents.  The selling agents are not required to purchase any Series A, Series B and Series I Units, or sell any specific number or dollar amount of Series A, Series B and Series I Units, instead use their best efforts to sell such Units.  Where the General Partner acts as the selling agent it retains the fees paid to selling agents in connection with their sales of and/or servicing of Fund Units.

The Trading Advisor

The Trading Advisor offers discretionary advisory services to institutional and high net worth investors in the speculative trading of multiple asset classes including, without limitation, futures, forwards, swaps, options and other derivative contracts, commonly referred to as “futures.”

The Trading Advisor was established in 1997 by Anthony Todd, Dr. Eugene Lambert, Martin Lueck and Michael Adam, all of whom were involved in the development of Adam, Harding and Lueck (now part of Man Group plc), where they advanced the application of systematic quantitative techniques in managed futures investment.  As of December 31, 2009, the Trading Advisor had total assets under management of approximately $3.6 billion (including notional), with approximately $3.6 billion (including notional) in the Trading Program.  The Trading Advisor’s investment approach involves a strong focus on rigorous research, disciplined systematic implementation, robust risk management and efficient market access and execution.

The Trading Advisor is a limited liability company registered in England and Wales (registration number 3491169), which is regulated in the United Kingdom by the Financial Services Authority.  Since October 1999, the Trading Advisor has been a member of the NFA, registration number 0296934, and has been registered with the CFTC as a commodity trading advisor (“CTA”) and commodity pool operator.  The Trading Advisor has also been registered with the NFA as a principal of its CTA subsidiary, Aspect Capital Inc. (registration number 0346983), since August 2004.  The Trading Advisor has also been registered with the SEC as an investment adviser since October 2003.  Neither the Trading Advisor’s registration with the CFTC and the SEC nor its membership in the NFA should be taken as an indication that the CFTC, the SEC, the NFA, or any other regulatory agency or body has recommended or approved the Trading Advisor.  The main business address of the Trading Advisor is Nations House, 103 Wigmore Street, London, W1U 1QS, England.  The Trading Advisor’s books and records are kept at its main business address.

The General Partner may in its sole discretion replace the Trading Advisor and/or allocate the Fund’s assets to one or more additional trading advisors.

The Futures Broker and Forward Currency Counterparty

The Fund utilizes Newedge USA, LLC as its futures broker (“futures broker”) and Newedge Group (U.K. Branch) as its forward currency counterparty (“forward currency counterparty”) (collectively “NUSA”).  The General Partner may, in its discretion, have the Fund utilize other futures brokers, swap or forward counterparties if it deems it to be in the best interest of the Fund.

Newedge Group was formed on January 2, 2008 as a joint venture by Société Générale and Calyon to combine the brokerage activities previously carried by their respective subsidiaries which comprised the Fimat Group and the Calyon Financial Group of affiliated entities.  Newedge Group (U.K. Branch) is a branch of Newedge Group and lead regulated in France as a bank by the CECEI (Banque de France) and supervised by Commission Bancaire and the Autorité des Marchés Financiers for the conduct of investment services, and regulated by the Financial Services Authority for the conduct of business in the U.K.

Newedge USA, LLC is a subsidiary of Newedge Group, which was formed through a merger with    Newedge Financial Inc. (“NFI”) – formerly known as Calyon Financial Inc. on September 1, 2008.   In March 2008, NFI settled, without admitting or denying the allegations, a disciplinary action brought by the New York Mercantile Exchange (“NYMEX”) alleging that NFI violated NYMEX rules related to: numbering and time stamping orders by failing properly to record a floor order ticket; wash trading; failure to adequately supervise employees; and violation of a prior NYMEX cease and desist order, effective as of December 5, 2006, related to numbering and time stamping orders and block trades.  NFI paid a $100,000 fine to NYMEX in connection with this settlement.

Other than the foregoing proceeding, which did not have a material adverse effect upon the financial condition of NUSA, there have been no material administrative, civil or criminal actions brought, pending or concluded against NUSA, or its principals in the past five years.

Affiliates of NUSA may execute transactions opposite the Fund as principal.

Cash Management Securities Broker

The Fund utilizes UBS as its cash management securities broker (“cash management securities broker”).  The General Partner may, in its discretion, have the Fund utilize other cash management securities brokers if it deems it to be in the best interest of the Fund.

UBS is a Delaware corporation.  The Fund maintains an account with UBS through its Chicago office located at UBS Tower, One North Wacker Drive, Chicago, IL 60606.  This account is utilized by the Fund for the purpose of investing margin excess balances typically in short-term fixed and similar interest-bearing instruments.  In addition, the Fund may maintain a money market account with UBS.

Limited Role of the Futures Broker, Forward Currency Counterparty and Cash Management Securities Broker

The services of the futures broker, forward currency counterparty, and cash management securities broker are limited to transaction execution and clearance, record-keeping, transmittal of confirmations and statements to the General Partner, calculating the equity balances and margin requirements for the Fund’s account and similar administrative functions. The opening and maintenance of the Fund’s accounts with NUSA or UBS does not constitute an endorsement or recommendation of the Fund, the General Partner or the Trading Advisor.

NUSA and UBS have not assisted in the preparation of this annual report, except to the extent they have provided general information about their operations and legal proceedings against them.  NUSA and UBS are not connected in any way with the Fund, the General Partner or the Trading Advisor other than in their capacity as futures broker/ forward currency counterparty and cash management securities broker, respectively, on behalf of the Fund.  The General Partner may elect to have the Fund use other futures brokers, cash management securities brokers, options brokers, forwards or swaps counterparties in the future when it deems, in its discretion, that it would be in the Fund’s best interest to do so.

Description of Current Charges

Charges	Amount
Management Fee
Each Series of Units incurs a monthly management fee equal to 1/12th of 2.00% of the Fund’s trading level allocated to the Trading Program, payable quarterly in arrears to the Trading Advisor.  The trading level is currently approximately 1.20 times the normal trading level of the Trading Program.  Since the Fund is trading at approximately 1.20 times the normal trading level of the Trading Program, the management fee of 2.00% is multiplied by the overall trading level of the Fund (1.20 x 2.0% = 2.40%).  Therefore, the management fee is 1/12th of 2.40% of the Fund’s month-end net asset value.  Adjustments to the trading level will not affect the management fee percentage or calculation.

Incentive Fee
Each Series of Units incurs a quarterly incentive fee equal to 20% of any Trading Profits, payable in arrears to the Trading Advisor.  “Trading Profits” are the sum of: (i) the net of all realized profits and losses on account commodity positions liquidated during the quarter, plus (ii) the net of all unrealized profits and losses net of accrued brokerage expenses, NFA fees and give up fees on account commodity positions open as of the quarter end, minus (iii) the net of all unrealized profits and losses on account commodity positions open at the end of the previous quarter end, and (iv) any cumulative net realized losses (which do not include incentive fee expenses) from the Trading Advisor’s trading of the account carried forward from all previous quarters since the last quarter for which an incentive fee was payable to the Trading Advisor, and (v) any fees or expenses of the Fund (except for accrued incentive fees).  Trading Profits do not include interest income earned by the Fund.

Trading Profits are calculated on the basis of assets allocated to the Trading Advisor.  In determining Trading Profits, any trading losses generated by the Trading Advisor for the Fund in prior periods are carried forward, so that the incentive fee is paid only if and to the extent the profits generated by the Trading Advisor for the period exceed any losses from prior periods.  The loss carry-forward is proportionally reduced if and to the extent the Fund reduces the amount of assets allocated to the Trading Advisor.

Organizational and Initial Offering Costs	All organizational and initial offering costs were borne by the General Partner on behalf of the Fund without reimbursement.
Brokerage Expenses
Total charges paid to the futures brokers/forward currency counterparty have and are expected to average less than $4.00 per round-turn trade, although the futures commission merchant’s brokerage commissions and trading fees, as well as the over-the-counter foreign exchange counterparty fees, are determined on a contract-by-contract basis are expected to range from $1.00 to $5.20 per round-turn.  Some foreign contracts could be higher. Based on the foregoing estimate, each Series of Units is estimated to pay the brokers their pro-rated share of the actual monthly brokerage expenses of approximately 1/12th of 0.30% of the Fund’s month-end net asset value, payable in arrears.  These brokerage expenses cover all actual brokerage and trading costs of the Fund.  The exact amount of such brokerage commissions and trading fees to be incurred is impossible to estimate and will vary based upon a number of factors including the trading frequency, the types of instruments traded, transaction sizes, degree of leverage employed and transaction rates in effect from time-to-time. The compensation paid to the futures brokers/forward currency counterparty will not, under any circumstance, exceed the maximum permissible brokerage expense of 14% of the average annual net asset value of the Fund, as established by the North American Securities Administrators Association

General Partner Fee
Each Series of Units (other than General Partner Units) incurs a monthly General Partner fee, equal to 1/12th of 1.10% of the Fund’s month-end net asset value, payable in arrears.  The General Partner fee is paid to the General Partner to compensate it for its services to the Fund as general partner and commodity pool operator.

Charges	Amount
Administrative Expenses
Each Series of Units reimburses the General Partner for actual monthly administrative expenses to various third-party service providers, including the General Partner, up to 1/12th of 0.95% of the Fund’s month-end net asset value, payable quarterly in arrears.  Actual administrative expenses may vary, but will not exceed 0.95% of the Fund’s net asset value per annum.

The administrative expenses include all actual legal, accounting, clerical and other back office expenses related to the administration of the Fund and all associated costs incurred by the Fund.

Offering Expenses
The Fund reimburses the General Partner for actual ongoing offering expenses, up to 1/12th of 0.75% of the Fund’s month-end net asset value, pro-rata for Series A, B and I Units and payable monthly in arrears.  Actual ongoing offering costs in excess of this limitation are absorbed by the General Partner.  The Fund is only liable for payment of offering expenses on a monthly basis.  Series C Units do not pay offering expenses.  If the Fund terminates prior to completion of payment to the General Partner for the unreimbursed offering expenses incurred through the date of such termination, the General Partner will not be entitled to any additional payments, and the Fund will have no further obligation to the General Partner.

Selling Agent Commissions
The General Partner charges Series A Units monthly selling agent commissions equal to 1/12th of 2.00% of the outstanding Series A Units’ month-end net asset value, payable in arrears, subject to the Fee Limit (as defined below).  The General Partner pays the selling agents an upfront commission of 2.00% of the aggregate subscription amount for the sale of Series A Units.  Beginning in the 13th month, the General Partner then pays the selling agents a monthly selling agent commission in arrears equal to 1/12th of 2.00% of the outstanding Series A Units’ month-end net asset value, subject to the Fee Limit.  The net asset value of Series A Units refers to the Fund’s net assets allocated to the capital accounts of Series A Unit holders (the aggregate capital account balances with respect to the Series A Units), divided by the number of outstanding Units of such Series A Units.

The amount charged to Series A Unit holders with respect to selling agent commissions remains identical throughout the life of the Units, subject to the Fee Limit.  For Units where the General Partner acts as the selling agent, it retains these fees and may compensate its sales personnel.

Series B, C and I Units do not incur selling agent commissions.

Broker Dealer Servicing Fees
The General Partner charges Series A Units monthly broker dealer servicing fees equal to 1/12th of 0.15% of the outstanding Series A Units’ month-end net asset value, payable in arrears, subject to the Fee Limit.

The General Partner charges Series B Units that are not held by broker dealers who act as custodian for the benefit of limited partners, monthly broker dealer servicing fees equal to 1/12th of 0.60% of the outstanding Series B Units’ month-end net asset value, payable in arrears, subject to the Fee Limit.  Where the General Partner acts as the selling agent, it retains these fees.

Series C and I Units, and those Series B Units that incur a broker dealer custodial fee (as described below), do not incur a broker dealer servicing fee.

Broker Dealer Custodial Fee
The General Partner charges Series B Units that are held by broker dealers who act as custodian for Series B Units for the benefit of the limited partners monthly broker dealer custodial fees equal to 1/12th of 0.60% of the outstanding Series B Units’ month-end net asset value, payable in arrears, subject to the Fee Limit.  Where the General Partner acts as the selling agent, it retains these fees.

Series A, C and I Units, and Series B Units that incur a broker dealer servicing fee (as described above), do not incur a broker dealer custodial fee.

In no event will a limited partner holding Series B Units incur both a broker dealer servicing fee and a broker dealer custodial fee.

Charges	Amount
Fee Limit
The Fee Limit is the total amount of selling agent commissions, broker dealer servicing fees paid to selling agents, payments for wholesalers, payments for sales conferences, and other offering expenses that are items of compensation to FINRA members (but excluding, among other items, the production and printing of prospectuses and associated envelopes, folders and printed pieces provided with the prospectuses, as well as various legal and regulatory fees), paid by particular Series A, B or I Units when they equal 10.00% of the original purchase price paid by holders of those particular Units.

Each limited partner who owns Series A, Series B or Series I Units will continue to incur selling agent commissions, offering expenses and the broker dealer servicing fee, depending upon which expenses are applicable to the particular Series of Units, until the aggregate of such expenses reaches the Fee Limit.

Investors in the Fund will not incur expenses subject to the Fee Limit calculation in excess of the Fee Limit.  The General Partner utilizes accounting software that tracks the fees charged to the Units on a limited partner-by-limited partner basis.  Series C Units will be issued in exchange for an investor’s Series A, B or I Units to any limited partner who owns Series A, B or I Units when the General Partner determines that the Fee Limit has been reached as of the end of any month, or it anticipates that the Fee Limit will be reached during the following month, on the limited partner’s Series A, B or I Units.  As a result, it is possible for a limited partner to have its Series A, B or I Units exchanged for Series C Units prior to reaching the Fee Limit.  If a limited partner’s Series A, B or I Units are exchanged for Series C Units prior to reaching the Fee Limit, the General Partner will not seek additional fees from such limited partner.

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

No other Series of Units will incur the redemption fee.

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

Market Sectors

The Fund trades speculatively, through the allocation of its assets to the Trading Advisor, in U.S. and international futures contracts, including those relating to energy products, agricultural products,  precious and base metals, stock market indices, interest rates (short-term and long-term) and foreign currencies (majors, minors and cross rates).  The Fund also trades forward currency contracts and may trade options, swaps and other forwards other than currencies in the future.

Market Types

The Fund trades on a variety of U.S. and international futures exchanges.  As in the case of its market sector allocations, the Fund’s commitments to different types of markets - U.S. and non-U.S., regulated and non-regulated - differ substantially from time to time, as well as over time, and may change at any time if the Fund’s Trading Advisor, with the approval of the General Partner, determines such change to be in the best interests of the Fund.

Conflicts of Interest

The General Partner and its principals have organized and are involved in other business ventures, and may have incentives to favor certain of these ventures over the Fund.  The Fund will not share in the risks or rewards of such other ventures.  However, such other ventures will compete for the General Partner’s and its principals’ time and attention which might create other conflicts of interest.  The Partnership Agreement does not require the General Partner to devote any particular amount of time to the Fund.

The General Partner or any of its affiliates or any person connected with it may invest in, directly or indirectly, or manage or advise other investment funds or accounts which invest in assets which may also be purchased or sold by the Fund.  Neither the General Partner nor any of its affiliates nor any person connected with it is under any obligation to offer investment opportunities of which any of them becomes aware to the Fund or to account to the Fund in respect of (or share with the Fund or inform the Fund of) any such transaction or any benefit received by any of them from any such transaction, but will allocate such opportunities on an equitable basis between the Fund and other clients.

Incentive Fee to the Trading Advisor

The Trading Advisor is entitled to an incentive fee, therefore the Trading Advisor may have an incentive to cause the Fund to make riskier or more speculative investments than it otherwise would.

Personal Trading

The Trading Advisor, the futures broker, the General Partner and the principals and affiliates thereof may trade commodity interests for their own account. In such trading, positions might be taken which are opposite those of the Fund, or that compete with the Fund’s trades.

Trades by the Trading Advisor and its Principals

The Trading Advisor and its principals may trade for their own accounts in addition to directing trading for client accounts.  Therefore, the Trading Advisor and its principals may be deemed to have a conflict of interest concerning the sequence in which orders for transactions will be transmitted for execution.  Additionally, a potential conflict may occur when the Trading Advisor and its principals, as a result of a neutral allocation system, testing a new trading system, trading their own proprietary account(s) more aggressively, or any other actions that would not constitute a violation of fiduciary duties, take positions in their own proprietary account(s) which are opposite, or ahead of, the position(s) taken for a client.  Proprietary accounts, in trading a new or experimental system, may enter the same markets earlier than (either days before or on the same day) client accounts traded at the same or other futures commission merchants.   Since the principals of the Trading Advisor trade futures and foreign exchange for their own accounts, there is potentially a conflict of interest between these principals and the Trading Advisor’s clients when allocating prices on trades that are executed by a futures commission merchant at multiple prices.  In such instances, the Trading Advisor uses a non-preferential method of fill allocation.  The clients of the Trading Advisor will not be permitted to inspect the personal trading records of the Trading Advisor or NUSA, or their respective principals, or the written policies relating to such trading.  Client records are not available for inspection due to their confidential nature.

Effects of Speculative Position Limits

The CFTC and domestic exchanges have established speculative position limits on the maximum net long or net short futures position which any person, or group of persons, or group of persons acting in concert, may hold or control in particular futures contracts or options on futures traded on U.S. commodity exchanges.  All commodity accounts owned or controlled by the Trading Advisor and its principals are combined for speculative position limits.  Because speculative position limits allow the Trading Advisor and its principals to control only a limited number of contracts in any one commodity, the Trading Advisor and its principals are potentially subject to a conflict among the interests of all accounts the Trading Advisor and its principals control which are competing for shares of that limited number of contracts.  There exists a conflict between the Trading Advisor’s interest in maintaining a smaller position in an individual client’s account in order to also provide positions in the specific commodity to other accounts under management and the personal accounts of the Trading Advisor and its principals.  The General Partner does not believe, however, that the position limits are likely to impair the Trading Advisor’s trading for the Fund, although it is possible the issue could arise in the future.

To the extent that position limits restrict the total number of commodity positions which may be held by the Fund and those other accounts, the Trading Advisor will allocate the orders equitably between the Fund and such other accounts. Similarly, where orders for the same commodity given on behalf of both the Fund and other accounts managed by the Trading Advisor cannot be executed in full, the Trading Advisor will equitably allocate between the Fund and such other accounts that portion of the total quantity able to be executed.

Other Activities of the Principals of the Advisor

Certain principals of the Trading Advisor are currently engaged, and expect in the future to be engaged, in other activities, some of which may involve other business activities in the futures industry.  In addition, each principal of the Trading Advisor may be engaged in trading for his own personal account.  The principals will have a conflict of interest between their obligations to devote all of their attention to client accounts and their interests in engaging in other activities. However, the principals of the Trading Advisor intend to devote substantial attention to the operation and activities of the Trading Advisor consistent with the division of responsibilities among them as is described herein.

Operation of Other Commodity Pools

The General Partner currently operates two other commodity pools and might have an incentive to favor those pools over the Fund.

Fiduciary Responsibility of the General Partner

The General Partner has a fiduciary duty to the Fund to exercise good faith and fairness in all dealings affecting the Fund.  If a limited partner believes this duty has been violated, he/she may seek legal relief under applicable law, for himself/herself and other similarly situated partners, or on behalf of the Fund. However, it may be difficult for limited partners to obtain relief because of the changing nature of the law in this area, the vagueness of standards defining required conduct and the broad discretion given the General Partner in the Partnership Agreement and the exculpatory provisions therein.

Selling Agents

The receipt by the selling agents and their registered representatives of continued sales commissions and/or servicing fees for Units remaining in the Fund may give them an incentive to advise the limited partners to remain investors in the Fund.  These payments cease to the extent the limited partners withdraw from the Fund.

The General Partner Serving as Selling Agent

The General Partner also serves as a selling agent for the Fund.  As a result, the fees and other compensation received by the General Partner as selling agent have not been independently negotiated.

Futures Broker

The futures broker effects transactions for customers (including public and private commodity pools), including the Fund, who may compete with the Fund’s transactions including with respect to priorities or order entry.  Since the identities of the purchaser and seller are not disclosed until after the trade, it is possible that the futures broker could effect transactions for the Fund in which the other parties to the transactions are the futures broker’s officers, directors, employees, customers or affiliates.  Such persons might also compete with the Fund in making purchases or sales of commodities without knowing that the Fund is also bidding on such commodities.  Since orders are filled in the order in which they are received by a particular floor broker, transactions for any of such persons might be executed when similar trades for the Fund are not executed or are executed at less favorable prices.  However, in entering orders for the Fund and other customer accounts, including with respect to priorities of order entry and allocations of executed trades, CFTC regulations prohibit a futures commission merchant from utilizing its knowledge of one customer’s trades for its own or its other customer’s benefit.

Regulation

The Fund has registered its offering of Units with the SEC pursuant to the U.S. Securities Act of 1933, as amended (“1933 Act”), and is registered under the 1934 Act. As such, the Fund is subject to the regulations of the SEC and the reporting requirements of the 1933 Act and 1934 Act. As a commodity pool, the Fund is subject to the regulations of the CFTC, an agency of the U.S. Government which regulates most aspects of the commodity futures industry; rules of the NFA, an industry self-regulatory organization; and the requirements of commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of futures commission merchants, futures broker and Interbank market makers through which the Fund trades.

Under the Commodity Exchange Act (“CEAct”), commodity exchanges and commodity futures trading are subject to regulation by the CFTC. The NFA, a registered futures association under the CEAct, is the only non-exchange self-regulatory organization for commodity industry professionals. The CFTC has delegated to the NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective “associated persons” and “floor brokers.” The CEAct requires “commodity pool operators,” and “commodity trading advisors” and “futures brokers” or “futures commission merchants” such as the Fund’s futures broker to be registered and to comply with various reporting and recordkeeping requirements. The General Partner and the Fund’s futures broker are members of the NFA. The CFTC may suspend a commodity pool operator’s or trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions, or as the result of violations of the CEAct or rules and regulations promulgated thereunder. In the event the General Partner’s registration as a commodity pool operator were terminated or suspended, the General Partner would be unable to continue to manage the business of the Fund.  Should the General Partner’s registration be suspended, dissolution of the Fund might result.

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long and net short positions which any person, including the Fund, may hold or control in particular commodities. Most exchanges also limit the maximum changes in futures contract prices that may occur during a single trading day. The Fund also trades in dealer markets for forward contracts, which are not regulated by the CFTC. Federal and state banking authorities also do not regulate forward trading or forward dealers. In addition, the Fund trades on foreign commodity exchanges, which are not subject to regulation by any U.S. Government agency.

Competition

The Fund operates in a competitive environment in which it faces several forms of competition, including, without limitation, the following:

•	The Fund competes with other commodity pools and other investment vehicles for investors.

•	The Trading Advisor may compete with other traders in the markets in establishing or liquidating positions on behalf of the Fund.

Reports to Security Holders

The Fund files Forms 10-Q, 10-K, 8-K, 3 and 4, as required, with the SEC. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  Additional information about the Reference Room may be obtained by calling the SEC at (800) SEC-0330. Additional reports, proxy and information statements, and other reports filed electronically with the SEC may be found at http://www.sec.gov.

Enforceability of Civil Liabilities Against Foreign Persons

None.

Item 1A.	Risk Factors

A smaller reporting company, as defined by Rule 12b-2 of the 1934 Act, is not required to provide the information under this Item.

Item 1B.	Unresolved Staff Comments

A smaller reporting company, as defined by Rule 12b-2 of the 1934 Act, is not required to provide the information under this Item.

Item 2.	Properties

The Fund does not use any physical properties in the conduct of its business.  Its assets currently consist of futures and other contracts, cash and high grade short-term fixed income securities (maturities of less than one year).

The General Partner’s principal business office is in Rockville, Maryland.

Item 3.	Legal Proceedings

None.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for Units of the Fund.

Units of the Fund are offered continuously to the public by selling agents on a best-efforts basis at the Units month-end net asset value.  The minimum investment is $10,000.  Units of each Series were initially offered for a period ending August 30, 2008 (“Initial Offering Period”).  Series I Units commenced investment operations on September 1, 2008, Series B Units on November 1, 2008 and Series A units on December 1, 2008. Currently, Units of each Series are issued as of the commencement of business on the first business day of each month and are valued at the net asset value per unit of the relevant Series on the last day of the preceding month.

The Fund issued General Partner Units to the General Partner to memorialize its ownership interest in the Fund.  The General Partner may determine and adjust the number of General Partner Units which represent the General Partner’s interest in the Fund.

Holders

As of February 28, 2010, there were 550, 475 and 592 holders of Series A, B and I Units, respectively.  There were no Series C Unit holders as of February 28, 2010.

Dividends

The General Partner has sole discretion to determine what distributions, if any, the Fund will make to its limited partners.  The General Partner has not made any distributions as of the date hereof.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

There were no sales of unregistered securities of the Fund during the year ended December 31, 2009.

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

The proceeds of the offering of the Fund’s Units are deposited in the Fund’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with the Fund’s trading policies and the Trading Advisor’s Trading Program.

Issuer Purchases of Equity Securities.

Pursuant to the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per unit.  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

Redemptions of Units during the fourth quarter of 2009 were as follows:

	October	November	December	Total
A Units
Units redeemed	191.7410	--	339.2445	530.9855
Average net asset value per unit	$83.73	$91.49	$85.66	$84.97

B Units
Units redeemed	247.6504	--	1,199.7454	1,447.3958
Average net asset value per unit	$90.02	$98.48	$92.33	$91.94

I Units
Units redeemed	459.3375	4,575.6462	474.1618	5,509.1455
Average net asset value per unit	$102.93	$112.67	$105.68	$111.26

Item 6.	Selected Financial Data

A smaller reporting company, as defined by Rule 12b-2 of the 1934 Act, is not required to provide the information under this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Utilizing the Trading Advisor, the Fund invests the proceeds from its offering of Units in the speculative trading of futures, swaps, options and over-the-counter contracts, including forward currency contracts traded in the U.S. and internationally.  The Fund does not currently utilize options or swaps as part of its trading system, but may employ them in the future.

Liquidity

Most U.S. commodity exchanges limit fluctuations in futures contracts prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses which could exceed the margin initially committed to such trades. In addition, even if futures prices have not moved the daily limit, the Fund may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Fund’s futures trading operations, the Fund’s assets are expected to be highly liquid.

Redemptions may be made by a limited partner as of the last business day of any month at the net asset value on such redemption date of the redeemed Units (or portion thereof) on that date, on five business days prior written notice to the General Partner. Partial redemptions must be for at least $1,000, unless such requirement is waived by the General Partner. In addition, the limited partner, if making a partial redemption, must maintain at least $10,000 or his original investment amount, whichever is less, in the Fund unless such requirement is waived by the General Partner.

As of December 31, 2009, illiquidity has not materially affected the Fund’s assets. There are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Fund’s liquidity increasing or decreasing in any material way.

Capital Resources

The Fund intends to raise additional capital through the continued sale of Units offered pursuant to the offering, and does not intend to raise capital through borrowing. Due to the nature of the Fund’s business, the Fund does not contemplate making capital expenditures.  The Fund does not have, nor does it expect to have, any capital assets. Redemptions, exchanges and sales of Units in the future will affect the amount of funds available for investment in futures contracts, etc. in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future inflows and outflows funds related to the sale and redemption of Units. There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Fund’s capital resource arrangements at the present time.

Contractual Obligations

Not applicable.

Off-Balance Sheet Risk

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss.  The Fund trades in futures and forward currency contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk.  In entering into these contracts there exists a risk to the Fund, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable.  If the markets should move against all of the futures interests positions of the Fund at the same time, and if the Trading Advisor was unable to offset futures interest positions of the Fund, the Fund could lose all of its assets and the limited partners would realize a 100% loss.  The General Partner attempts to decrease market risk through maintenance of a margin-to-equity ratio that rarely exceeds 30%.

In addition to subjecting the Fund to market risk, upon entering into futures and forward currency contracts there is a risk that the counterparty will not be able to meet its obligations to the Fund.  The counterparty for futures contracts traded in the U.S. and on most foreign exchanges is the clearinghouse associated with such exchange.  In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this risk.  In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.

In the case of forward currency contracts, which are traded on the Interbank market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a group of financial institutions; thus there may be a greater counterparty risk. The General Partner utilizes only those counterparties that it believes to be creditworthy for the Fund.  There can be no assurance, however, that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Fund.  All positions of the Fund are valued each day on a mark-to-market basis.

The Fund invests monies in excess of its margin requirements in U.S. Government securities, Government-sponsored enterprise notes and investment grade commercial paper with maturities of less than one year.  Investment grade commercial paper is an unsecured, short-term debt instrument issued by a corporation with maturities rarely longer than 270 days.  Commercial paper is not usually backed by any form of collateral, so only commercial paper issued by firms with high-quality debt ratings will be used.  As commercial paper is not backed by the full faith and credit of the U.S. Government, if the issuing corporation defaults on its obligations to the Fund, the Fund bears the risk of loss of the amount expected to be received.

Results of Operations

The Fund commenced investment operations on September 1, 2008. The returns for Series A Units for the year ended December 31, 2009 and the month ended December 31, 2008 were (17.87%) and 4.31%, respectively. The returns for Series B Units for the year ended December 31, 2009 and the two months ended December 31, 2008 were (16.61%) and 10.72%, respectively. The returns for Series I Units for the year ended December 31, 2009 and the four months ended December 31, 2008 were (16.01%) and 25.83%, respectively. Past performance is not indicative of expected future financial condition or results of operations.

Further analysis of the trading gains and losses is provided below.

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

October

The Fund’s Series A Units were down 5.76%, Series B Units were down 5.63% and Series I Units were down 5.59% for the month of October 2009.  The first half of the month was characterized by broadly positive sentiment as the U.S. earnings season proved to be better than expected. This, together with expectations of a robust economic recovery, resulted in investors shifting out of fixed income and into riskier assets. Consequently, the Fund’s long positioning in bonds and short exposures within the oil complex detracted from performance, particularly as oil prices were further boosted by forecasts of colder weather in the U.S.  In agricultural, sugar was the worst performer as the market sold off from recent highs. Towards the end of the month disappointing economic data releases and negative expectations resulted in a shift towards risk aversion and a sell-off in stock markets to the Fund’s detriment. The U.S. dollar subsequently rallied, resulting in some give back on profitable positions in currencies and metals, particularly in precious metals. Long exposure in interest rates contributed positively, but the overall impact was limited.

November

The Fund’s Series A Units were up 9.26%, Series B Units were up 9.41% and Series I Units were up 9.46% for the month of November 2009.  The dominant macro theme for the month was economic recovery coupled with uncertainty. Global stock indices finished the month in positive territory and gold reached record highs as investors bought into risky assets while keeping an eye on the potential inflationary effects of government stimulus efforts. Consequently, the U.S. dollar declined against major currencies, most notably the Japanese yen. These market moves benefited the Fund’s long positions in stock indices and precious metals as well as the net short U.S. dollar exposure. Sentiment shifted repeatedly through the month with uncertainty stemming from a rise in the U.S. unemployment rate and weak corporate earnings results. However, a number of central banks, particularly the Bank of England, indicated that support measures would need to continue in order to help sustain the economic recovery. The Fund’s long fixed income exposures performed well against this backdrop. Finally, the energies sector finished the month positively. The largest single driver was the fall in natural gas prices toward the end of the month as the continued mild weather in the U.S. reduced demand for gas yet further.

December

The Fund’s Series A Units were down 6.37%, Series B Units were down 6.25% and Series I Units were down 6.20% for the month of December 2009.  The dominant theme for the month was continued investor optimism surrounding the global economic recovery. Consequently, global stock markets rallied while fixed income markets fell. The sell-off in fixed income was further exacerbated by central bank comments, which indicated that some stimulus measures that have been in place for 2009 will likely be removed in the near future. In currencies, the U.S. dollar strengthened following positive economic data out of the U.S., to the detriment of the Fund’s net short USD exposure. This was most notable against the Japanese yen, which also weakened as the Bank of Japan indicated that it will seek to limit the currency’s strength. The metals sector was mixed with positive performance from long positions in industrial metals being more than offset by losses on long positions in precious metals, most notably gold, largely as a result of a strengthening U.S. dollar. Performance in the energies sector was dominated by losses on the short position in natural gas. A combination of colder weather in the U.S. and heavy short covering caused natural gas futures to rally from their December 3rd lows. Lastly, the agricultural sector contributed positively with the largest gains being made on the long exposure to sugar contracts, the price of which rallied as heavy rains in Brazil hampered harvesting.

2008

September

The Fund’s Series I Units were up 3.88% for the month of September 2008 (The Fund issued Series B Units and Series A Units on November 1, 2008 and December 1, 2008, respectively).  Global markets were particularly volatile as a number of unexpected events had dramatic effects on overall market sentiment. Increasing risk aversion through the course of the year was reflected in the Fund’s positioning of long bonds and short equities for the month which was the main performance driver.  However, as volatility of markets increased, position sizes in many markets were reduced substantially. The Fund’s positioning generated profits at the beginning of the month but then reversed somewhat on September 19 as market participants returned to riskier assets as expectation of a U.S. Government-led recovery increased. Continued uncertainty through the end of the month, particularly with regard to the likely nature of government action, resulted in further profit generation toward the end of the month. In currencies, there were two main themes: the U.S. dollar continued to strengthen as demand for dollar funding increased amid the reduced liquidity in money markets, and emerging markets currencies declined as a result of risk aversion. In metals, recessionary concerns and stock build-ups continued to place downward pressure on industrial metals, especially aluminum, the second best contract in the month of September 2008.

October

The Fund’s Series I Units were up 9.32% for the month of October 2008 (the Fund issued Series B Units and Series A Units on November 1, 2008 and December 1, 2008, respectively).  All sectors contributed positively as increased market volatility resulted in significantly reduced position sizes across the portfolio. The Fund’s long positions in the short-term interest rates sector and short exposure to equities both benefited as turmoil in the financial sector continued. Economic data releases broadly indicated that the global economy is slowing down, causing severe declines on global stock markets. Strong performance was also seen from interest rates as major central banks joined in coordinated interest rate cuts in an attempt to restore investor confidence. Metal was the best commodities sector overall with performance driven by the Fund’s short positions in aluminum and copper.  Prices declined due to decreasing demand. In energies, the crude oil price had its largest monthly decline ever, on concerns that the contracting U.S. economy will reduce fuel demand. In currencies, the U.S. dollar continued to strengthen, to the benefit of the Fund’s short British pound, New Zealand dollar and Canadian dollar positions. However, small losses were accrued by the long exposure to emerging currencies due to the risk-aversion driven sell-off in these markets.

November

The Fund’s Series B Units were up 6.04% and Series I Units were up 6.08% for the month of November 2008 (the Fund issued Series A Units on December 1, 2008).  Economic data releases in the month of November indicated that major economies were in recession, sparking further declines in global equities as market participants factored in reduced corporate earnings. European and Asian central banks further reduced interest rates, with many cuts being larger than expected. In particular, the Bank of England reduced interest rates by 150 basis points on November 6, bringing key rates to their lowest levels since 1955. As a result, fixed income sectors rallied throughout the month, resulting in bonds and interest rates being the top two performing sectors. U.K. gilts and short sterling were the top contracts in each sector respectively. The short positions in stock indices continued to be profitable in November; however, the performance attribution reflected the smaller position size relative to previous months. In currencies, the U.S. dollar strengthened, particularly against sterling and the euro. Risk-aversion trades also appeared to drive further unwind of the carry trade and a strengthening of the Japanese yen. All commodities sectors contributed positively with energies being the largest contributor as falling demand expectations resulted in a further decline in the price of oil.

December

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

Significant Accounting Estimates

Management believes that the application of the following accounting policy, which is significant to the Fund’s financial position and results of operations, requires judgments and estimates on the part of management.  A summary of all of the Fund’s significant accounting policies, including the accounting policy discussed below, are included in Note 1 to the Financial Statements.

Fair Value of Financial Instruments

The Fund’s investments in money market funds are valued based on published closing prices for identical instruments.  Similarly, the fair value of exchange-traded futures contracts are based on exchange settlement prices.

In the absence of an active market closing price, estimates are involved in determining fair value.  The Fund’s cash management securities broker, futures broker and forward currency counterparty utilize third-party pricing services to value investments that do not trade on active markets.  These third-party pricing services utilize a market approach which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  At December 31, 2009, the Fund’s investments in notes of U.S. Government-sponsored enterprises and forward currency contracts were actively traded, however, the pricing services were only able to obtain bid and ask quotes for similar, but not identical, assets.  Had the pricing services been able to value the assets based on quoted prices for identical assets, the fair value may have been different, although in management’s judgment, such difference would not have been material.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company, as defined by Rule 12b-2 of the 1934 Act, is not required to provide the information under this item.

Item 8.	Financial Statements and Supplementary Data

Financial statements meeting the requirements of Regulation S-X appear in Part IV of this report.

A smaller reporting company, as defined by Rule 12b-2 of the 1934 Act, is not required to provide the supplementary data under this item.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the General Partner, including its Chief Executive Officer and Chief Financial Officer, the Fund evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the 1934 Act) as of December 31, 2009 (“Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that they are timely alerted to material information relating to the Fund required to be disclosed in the Fund’s periodic SEC filings.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the General Partner is responsible for establishing and maintaining adequate internal control over financial reporting by the Fund.

The Fund’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S. The Fund’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Fund; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the U.S., and that receipts and expenditures of the Fund are being made only in accordance with authorizations of management of the Fund; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Fund’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2009, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2009, the Fund’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework.

This annual report does not include an attestation report of the Fund’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Fund’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Fund to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the 1934 Act) that occurred during the Fund’s last fiscal quarter that has materially affected or is reasonably likely to materially  affect, the Fund’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The Fund itself has no directors or officers and has no employees.  It is managed by the General Partner in its capacity as general partner.  The Kenneth E. Steben Revocable Trust, dated January 29, 2008, (“Trust”) is the sole shareholder of the General Partner and Mr. Kenneth E. Steben is the sole trustee and beneficiary of the Trust.  The principals, directors and executive officers of the General Partner are Kenneth E. Steben, Michael D. Bulley, Carl A. Serger, John H. Grady and Neil D. Menard. Their respective biographies are set forth below.

Kenneth E. Steben is the General Partner’s founder, President and Chief Executive Officer, and Chairman of the Board of Directors.  Mr. Steben, along with Michael D. Bulley, is responsible for deciding on the Fund’s allocation to the Trading Advisor, or other trading advisors in the future should they deem it in the best interest of the Fund.  Mr. Steben, born in January 1955, received his Bachelors Degree in Interdisciplinary Studies, with a concentration in Accounting in 1979 from Maharishi University of Management.  Mr. Steben has been a licensed stockbroker since 1981 and a licensed commodities broker since 1983. Mr. Steben holds his Series 3, 5, 7, 24, 63 and 65 FINRA and NFA licenses.  Mr. Steben has been a CFTC listed Principal, and registered as an Associated Person since March 15, 1989 and has been registered with FINRA as a general securities principal since September 18, 1986.

Michael D. Bulley is Senior Vice President of Research and Risk Management, and a Director.  Mr. Bulley is a CAIASM designee and Member of the Chartered Alternative Investment Analyst Association®.  Mr. Bulley, along with Kenneth E. Steben are responsible for deciding on the Fund’s allocation to the Trading Advisor, or other trading advisors in the future should they deem it in the best interest of the Fund.  Mr. Bulley, born in October 1957, received his Bachelors Degree in Electrical Engineering from the University of Wisconsin – Madison in 1980 and his Masters in Business Administration with a concentration in Finance from Johns Hopkins University in 1998.  Mr. Bulley joined Steben & Company, Inc. in November 2002, and holds Series 3, 7, 28 and 30 FINRA and NFA licenses.  Mr. Bulley has been a CFTC listed Principal and registered as an Associated Person of Steben & Company, Inc. since February 11, 2003 and December 23, 2002, respectively.

Carl A. Serger is Chief Financial Officer and a Director.  Mr. Serger joined Steben & Company, Inc. in December of 2009 and has been listed as a CFTC Principal of Steben & Company, Inc. since February 2, 2010.  Mr. Serger, born in March of 1960, graduated cum laude from Old Dominion University with a BS in Business Administration, and has a Technology Management Certification from the California Institute of Technology.  Mr. Serger has over 20 years of accounting experience, including 10 years of audit experience. Prior to joining Steben & Company, Inc., Mr. Serger was the CFO, Senior VP and Treasurer of Finetre Corporation, a financial technology platform company providing services to major brokerage firms, banks and insurance companies from December 1999 until its acquisition by Ebix, Inc. in October 2006. Mr. Serger remained with Ebix, a software company serving the insurance industry, as Senior VP and CFO until July 2007.  From July 2007 to November 2007, he acted as an independent consultant.  From November 2007 until November 2009, Mr. Serger was the Senior VP, CFO and COO for Peracon, Inc., a leading electronic transactions platform for institutional commercial real estate transactions.  Mr. Serger holds a Series 28 FINRA and NFA licenses.

John H. Grady is General Counsel, Chief Operating Officer, and a Director.  Mr. Grady joined Steben & Company, Inc. in December of 2009 and has been listed as a CFTC registered Principal and registered as an associated person of Steben & Company, Inc. since February 2010.  Mr. Grady, born in June 1961, received his JD from The University of Pennsylvania Law School in 1985 and received his Bachelor of Arts, magna cum laude, from Colgate University in 1982.  Prior to joining Steben & Company, Inc., Mr. Grady was President of Arcady Investment Consulting LLP, a consulting firm based in Philadelphia that served funds, advisers and brokerage firms from January 2009 to December 2009.  Before that, Mr. Grady was a Senior Advisor to Coil Investment Group, a Norway-based investment firm from April 2008 to December 2008, and Chief Executive Officer of the Nationwide Funds Group from October 2006 to January 2008. From April 2004 to June 2006, Mr. Grady served as Chief Executive Officer of the Constellation Funds Group; prior to that, he was the Chief Operating Officer of Turner Investment Partners from February 2001 to March 2004.  During the periods of June 2006 to October 2006 and February 2008 to April 2008, Mr. Grady was a consultant in a sole proprietorship.  After graduating from law school, Mr. Grady was an attorney in private practice for over 15 years, and was a partner with Morgan, Lewis & Bockius LLP in the firm’s D.C. and Philadelphia offices from July 1993 to January 2001. Mr. Grady holds Series 3, 7, 24 and 63 FINRA and NFA licenses.

Neil D. Menard is Director of Sales and Marketing.  Mr. Menard, born in August 1967, graduated from Colby College in 1989 with a BA in political science.  Prior to joining Steben & Company, Inc. in July of 2006, Mr. Menard was the Director of Sales for Engagement Systems, LLC, a strategic outsource solution for independent financial advisors from October 2004 to June of 2006.  From June 2003 to October 2004, Mr. Menard served as the Managing Director of New Business Development. Mr. Menard created sales and selection systems for the new business development team and utilized these processes to select independent investment advisors for SEI. Mr. Menard holds his Series 3, 7, 24 and 63 FINRA and NFA licenses and is a General Securities Principal.  Mr. Menard has been registered as an Associated Person and a CFTC listed Principal of Steben & Company, Inc. since August 7, 2006 and July 6, 2006, respectively.

Kenneth E. Steben Revocable Trust, dated January 29, 2008, (“Trust”) has been a CFTC listed Principal of the General Partner since March 10, 2008.  The Trust is the sole shareholder of the General Partner. Kenneth E. Steben is the sole beneficiary of the Trust and serves as its sole trustee.  A biography of Mr. Steben is set forth above.

Since May 11, 1989, Steben & Company, Inc. has acted as a general partner to a Maryland limited partnership, Futures Portfolio Fund, Limited Partnership, an SEC registrant under the 1934 Act whose shares are privately offered.  Additionally, since August 2, 1995, Steben & Company, Inc. has acted as a general partner to another Maryland limited partnership, Sage Fund Limited Partnership, an SEC registrant under the 1934 Act whose shares are privately offered. Because Steben & Company, Inc. serves as the sole general partner of all of these funds, the officers and directors of Steben & Company, Inc. effectively manage them as officers and directors of the respective funds.

Significant Employees

The General Partner is dependent on the services of Mr. Steben and key management personnel.  If Mr. Steben’s services became unavailable, another principal of the firm or a new principal (whose experience cannot be known at this time) will need to take charge of the General Partner.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires that reports of beneficial ownership of limited partner interests and changes in such ownership be filed with the SEC by Section 16 “reporting persons.”  The Fund is required to disclose in this Annual Report on Form 10-K each reporting person whom it knows to have failed to file any required reports under Section 16(a) on a timely basis during the fiscal year ended December 31, 2009.  During the fiscal year ended December 31, 2009, all reporting persons compiled with all Section 16(a) filing requirements applicable to them.

Code of Ethics

The General Partner on behalf of the Fund has adopted a code of ethics, as of the period covered by this report, which applies to the Fund’s principal executive officer and principal financial officer or persons performing similar functions.  A copy of the code of ethics is available without charge upon request by calling 240-631-9808.

Item 11.	Executive Compensation

The Fund does not itself have any officers, directors or employees. As compensation for its services to the Fund as general partner and commodity pool operator, each Series of Units, except for General Partner Units, incurs a monthly general partner fee, equal to 1/12th of 1.10% of the Fund’s month-end net asset value, payable in arrears.

The Fund’s Series A Units also incur selling agent commissions, payable in arrears to the General Partner, equal to 1/12th of 2.00% of the outstanding Series A Units’ month-end net asset value.  The General Partner pays the selling agent’s fee to the respective selling agent.  If the selling agent’s fee is not paid to the selling agent, or the General Partner was the selling agent, such portion of the fee is retained by the General Partner.

The managing officers of the General Partner are remunerated by the General Partner in their respective positions.  The directors and managing officers of the General Partner receive no other compensation from the Fund.  The Fund does not and will not make any loans to the General Partner, its affiliates, or their respective officers, directors or employees.  There are no compensation plans or arrangements relating to a change in control of either the Fund or the General Partner.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of February 28, 2010, no person or group is known to have been the beneficial owner of more than 5% of the Units.

The General Partner contributed $500,000 to the initial trading capital of the Fund.  All of the Fund’s General Partner Units are held by the General Partner. The Trading Adviser purchased an ownership interest in the Fund with the purchase of $5,001,156 of Series I Units effective September 1, 2008, which was fully redeemed in 2009. As of February 28, 2010, the Fund’s Trading Advisor did not maintain a capital balance in the Fund.  As of February 28, 2010, the General Partner had an investment in the Fund of $431,548 (4,011.5691 Units).

As of February 28, 2010, an officer of the General Partner beneficially owned Units as follows:

Name	Title of Series	Units Owned	Value of Units	Percentage of Limited Partnership
Neil Menard	Series I Units	79.0719	$8,281.26	Less than 1%

The address of the officer is c/o Steben & Company, Inc., 2099 Gaither Road, Suite 200, Rockville, Maryland  20850.

There has been no change of control of the Fund.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See “Item 1. Business” for a description of the relationships between the General Partner, the Fund, the Trading Advisor, the futures broker and forward currency counterparty and the cash management securities broker.  See “Item 10. Executive Compensation” and “Item 11. Security Ownership of Certain Beneficial Owners and Management.”

Item 14.	Principal Accounting Fees and Services

The following table sets forth the fees billed to the Fund for professional audit services provided by McGladrey & Pullen, LLP, the Fund’s independent registered public accountant, for the audit of the Fund’s annual financial statements for the years ended December 31, 2009 and 2008, and fees billed for other professional services rendered by McGladrey & Pullen, LLP and RSM McGladrey, Inc. (an associated entity of McGladrey & Pullen, LLP) during those periods.

Fee Category	2009	2008
Audit fees(1)	$46,950	$101,060
Audit-related fees	--	--
Tax fees(2)	10,000	--
All other fees	--	--
Total fees	$56,950	$101,060

(1)
Audit fees consist of fees for professional services rendered for the audit of the Fund’s financial statements and review of financial statements included in the Fund’s quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.

(2)	Tax fees consist of fees for the preparation of original tax returns.

The General Partner’s Board of Directors pre-approves all audit and permitted non-audit services of the Fund’s independent accountants, including all engagement fees and terms. The General Partner’s Board of Directors approved all the services provided by McGladrey & Pullen, LLP and RSM McGladrey, Inc. (collectively “McGladrey”) during 2009 and 2008 to the Fund described above. The General Partner’s Board of Directors has determined that the payments made to McGladrey for these services during 2009 and 2008 are compatible with maintaining that firm’s independence.

PART IV

Item 15:	Exhibits and Financial Statements Schedules

Financial Statements

Aspect Global Diversified Fund LP
Report of Independent Registered Public Accounting Firm
Statements of Financial Condition as of December 31, 2009 and 2008
Condensed Schedule of Investments as of December 31, 2009
Condensed Schedule of Investments as of December 31, 2008
Statements of Operations for the Years Ended December 31, 2009 and 2008
Statements of Cash Flows for the Years Ended December 31, 2009 and 2008
Statements of Changes in Partners’ Capital (Net Asset Value) for the Years Ended December 31, 2009 and 2008
Notes to Financial Statements

Exhibits.

The following exhibits are filed herewith or incorporated by reference.

Exhibit Number	Description of Document

1.1***	Form of Selling Agreement

4.1****	Limited Partnership Agreement

4.2*****	Amended and Restated Limited Partnership Agreement

10.1***	Form of Amended and Restated Advisory Agreement between the Fund and the Trading Advisor

10.1.1****	Form of Second Amended and Restated Advisory Agreement between the Fund and the Trading Advisor

10.2*	Form of Commodity Brokerage Agreement between the Fund and Newedge

10.3**	Form of Corporate Cash Management Account Agreement between the Fund and UBS

31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.01	Section 1350 Certification of Principal Executive Officer

32.02	Section 1350 Certification of Principal Financial Officer

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

***** Previously filed as an exhibit to the Form 10-K filed on March 31, 2009, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the General Partner of the Registrant in the capacities and on the date indicated.

Name	Title	Date

/s/ Kenneth E. Steben Kenneth E. Steben	President, Chief Executive Officer and Director of the General Partner	March 26, 2010

/s/ Carl A. Serger Carl A. Serger	Chief Financial Officer and Director of the General Partner	March 26, 2010

/s/ Michael Bulley Michael D. Bulley	Senior Vice President, Research & Risk Management and Director of the General Partner	March 26, 2010

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 26, 2010	ASPECT GLOBAL DIVERSIFIED FUND LP

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner

Report of Independent Registered Public Accounting Firm

To the Partners of
Aspect Global Diversified Fund LP

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of Aspect Global Diversified Fund LP (the Fund) as of December 31, 2009 and 2008, and the related statements of operations, cash flows, and changes in partners’ capital (net asset value) for each of the two years in the period ended December 31, 2009.  These financial statements are the responsibility of the Fund's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aspect Global Diversified Fund LP as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of Aspect Global Diversified Fund LP’s internal control over financial reporting as of December 31, 2009 included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting and, accordingly,  we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP
Chicago, Illinois
March 26, 2010

ASPECT GLOBAL DIVERSIFIED FUND LP
STATEMENTS OF FINANCIAL CONDITION
December 31, 2009 and 2008

	2009	2008
ASSETS
Equity in broker trading accounts
Cash	$9,216,600	$4,053,557
Interest receivable	189	399
Net unrealized gain (loss) on open futures contracts	(92,230)	396,283
Net unrealized loss on open forward currency contracts	(122,645)	(19,689)
Deposits with brokers	9,001,914	4,430,550
Cash and cash equivalents	22,864,973	7,175,901
Commercial paper, at fair value	--	1,993,829
Government-sponsored enterprise notes, at fair value	2,018,783	--
Total assets	$33,885,670	$13,600,280

LIABILITIES AND PARNTERS’ CAPITAL (NET ASSET VALUE)
LIABILITIES
Administrative expenses payable - General Partner	$74,835	$22,000
Commissions and other trading fees payable on open contracts	3,732	640
General Partner fee payable	28,705	8,304
Management fee payable	189,042	45,949
Incentive fee payable	--	326,088
Selling agent commissions payable	15,967	282
Broker dealer servicing fees payable	1,685	143
Broker dealer custodial fees payable	4,397	115
Offering expenses payable – General Partner	19,571	5,662
Redemptions payable	189,947	125,000
Subscriptions received in advance	1,957,075	3,633,808
Total liabilities	2,484,956	4,167,991

PARTNERS’ CAPITAL (NET ASSET VALUE)
General Partner Units – 4,011.5691 units outstanding at December 31, 2009 and 2008	434,130	507,314
Series A Units – 110,813.7773 units and 1,598.6744 units outstanding at December 31, 2009 and 2008, respectively	9,492,784	166,755
Series B Units – 104,085.6268 units and 3,692.0156 units outstanding at December 31, 2009 and 2008, respectively	9,610,394	408,780
Series I Units – 112,253.4442 units and 66,355.1442 units outstanding at December 31, 2009 and 2008, respectively	11,863,406	8,349,440
Total partners’ capital (net asset value)	31,400,714	9,432,289
Total liabilities and partners’ capital (net asset value)	$33,885,670	$13,600,280

The accompanying notes are an integral part of these financial statements.

ASPECT GLOBAL DIVERSIFIED FUND LP
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2009

			Fair Value	% of Partners’ Capital (Net Asset Value)
GOVERNMENT-SPONSORED ENTERPRISE NOTES
Face Value	Maturity Date	Description
$ 2,000,000	03/30/10	Federal Home Loan Bank Discount Nt (not callable), 1.100%	$2,018,783	6.43%
		Total Government-sponsored enterprise notes (cost - $2,009,778)	$2,018,783	6.43%

LONG U.S. FUTURES CONTRACTS
Description
Agricultural	$290,004	0.92%
Currency	(7,350)	(0.02%)
Energy	108,288	0.34%
Interest rate	(307,955)	(0.98%)
Metal	(181,592)	(0.58%)
Stock index	93,052	0.30%
Net unrealized loss on open long U. S. futures contracts	(5,553)	(0.02%)

SHORT U.S. FUTURES CONTRACTS
Description
Agricultural	$(8,230)	(0.03%)
Energy	22,300	0.07%
Interest rate	2,000	0.01%
Metal	(17,106)	(0.05%)
Net unrealized loss on open short U.S. futures contracts	(1,036)	0.00%**

Net unrealized loss on open U.S. futures contracts	(6,589)	(0.02%)

LONG FOREIGN FUTURES CONTRACTS
Description
Agricultural	$55,580	0.18%
Interest rate*	(347,237)	(1.11%)
Stock index	196,445	0.63%
Net unrealized loss on open long foreign futures contracts	(95,212)	(0.30%)

SHORT FOREIGN FUTURES CONTRACTS
Description
Agricultural	$475	0.00%**
Interest rate	9,096	0.03%
Net unrealized gain on open short foreign futures contracts	9,571	0.03%

Net unrealized loss on open foreign futures contracts	(85,641)	(0.27%)

Net unrealized loss on open futures contracts	$(92,230)	(0.29%)

*No individual futures contract position constituted greater than one percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

**Represents less than 0.01% of partners’ capital (net asset value).

The accompanying notes are an integral part of these financial statements.

ASPECT GLOBAL DIVERSIFIED FUND LP
CONDENSED SCHEDULE OF INVESTMENTS (CONTINUED)
December 31, 2009

	Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. FORWARD CURRENCY CONTRACTS
Description
Long forward currency contracts	$(39,736)	(0.13%)
Short forward currency contracts	105,323	0.34%
Net unrealized gain on open U.S. forward currency contracts	65,587	0.21%

FOREIGN FORWARD CURRENCY CONTRACTS
Description
Long forward currency contracts	$6,446	0.02%
Short forward currency contracts	(194,678)	(0.62%)
Net unrealized loss on open foreign forward currency contracts	(188,232)	(0.60%)

Net unrealized loss on open forward currency contracts	$(122,645)	(0.39%)

The accompanying notes are an integral part of these financial statements.

ASPECT GLOBAL DIVERSIFIED FUND LP
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2008

			Fair Value	% of Partners’ Capital (Net Asset Value)
COMMERCIAL PAPER
Face Value	Maturity Date	Description
$ 1,000,000	01/12/09	UBS Finance Delaware LLC, 2.95%	$999,099	10.59%
1,000,000	03/10/09	General Elec Cap Corp, 2.79%	994,730	10.55%
		Total commercial paper securities (cost - $1,976,299)	$1,993,829	21.14%

LONG U.S. FUTURES CONTRACTS
Description
Agricultural	$1,030	0.01%
Energy	(722)	(0.01%)
Interest rate*	121,956	1.29%
Metal	8,684	0.09%
Net unrealized gain on open long U. S. futures contracts	130,948	1.38%

SHORT U.S. FUTURES CONTRACTS
Description
Agricultural	$(33,230)	(0.35%)
Energy	36,706	0.39%
Metal	(42,435)	(0.45%)
Stock index	(970)	(0.01%)
Net unrealized loss on open short U.S. futures contracts	(39,929)	(0.42%)

Net unrealized gain on open U.S. futures contracts	91,019	0.96%

LONG FOREIGN FUTURES CONTRACTS
Description
Agricultural	$11,037	0.12%
Interest rate*	298,727	3.17%
Net unrealized gain on open long foreign futures contracts	309,764	3.29%

SHORT FOREIGN FUTURES CONTRACTS
Description
Agricultural	(2,039)	(0.02%)
Stock index	(2,461)	(0.03%)
Net unrealized loss on open short foreign futures contracts	(4,500)	(0.05%)

Net unrealized gain on open foreign futures contracts	305,264	3.24%

Net unrealized gain on open futures contracts	$396,283	4.20%

*No individual futures contract position constituted greater than one percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

ASPECT GLOBAL DIVERSIFIED FUND LP
CONDENSED SCHEDULE OF INVESTMENTS (CONTINUED)
December 31, 2008

	Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. FORWARD CURRENCY CONTRACTS
Description
Long forward currency contracts	$17,306	0.18%
Short forward currency contracts	(15,189)	(0.16%)
Net unrealized gain on open U.S. forward currency contracts	2,117	0.02%

FOREIGN FORWARD CURRENCY CONTRACTS
Description
Long forward currency contracts	$(39,672)	(0.42%)
Short forward currency contracts	17,866	0.19%
Net unrealized loss on open foreign forward currency contracts	(21,806)	(0.23%)

Net unrealized loss on open forward currency contracts	$(19,689)	(0.21%)

The accompanying notes are an integral part of these financial statements.

ASPECT GLOBAL DIVERSIFIED FUND LP
STATEMENTS OF OPERATIONS
Years Ended December 31, 2009 and 2008

	2009	2008
TRADING GAIN (LOSS)
Net realized gain (loss)	$(1,514,549)	$1,637,322
Net change in unrealized gain (loss)	(591,469)	376,594
Brokerage commissions	(72,878)	(6,712)
Net gain (loss) from trading	(2,178,896)	2,007,204

NET INVESTMENT LOSS
Income
Interest income	53,167	34,059
Expenses
General Partner fee	244,752	24,200
Management fee	544,882	57,530
Incentive fee	--	376,969
Selling agent commissions	99,034	282
Offering expenses – General Partner	374,242	91,576
Broker dealer servicing fees	12,321	143
Broker dealer custodial fees	32,414	115
Administrative expenses – General Partner	342,364	31,301
Total expenses	1,650,009	582,116
Administrative and offering expenses waived	(333,838)	(83,604)
Net total expenses	1,316,171	498,512
Net investment loss	(1,263,004)	(464,453)

NET INCOME (LOSS)	$(3,441,900)	$1,542,751

	2009
	General Partner	Series A	Series B	Series I
DECREASE IN NET ASSET VALUE PER UNIT	$(18.24)	$(18.65)	$(18.39)	$(20.15)
NET LOSS PER UNIT	$(18.24)	$(10.09)	$(15.53)	$(20.88)
(based on weighted average number of units outstanding)
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING	4,011.5691	51,734.1285	60,216.2268	91,541.8632

	2008
	General Partner	Series A	Series B	Series I
INCREASE IN NET ASSET VALUE PER UNIT	$26.46	$4.31	$10.72	$25.83
NET INCOME PER UNIT	$27.84	$4.31	$9.72	$25.51
(based on weighted average number of units outstanding)
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING	4,752.8944	1,598.6744	2,121.0078	54,218.5436

The accompanying notes are an integral part of these financial statements.

ASPECT GLOBAL DIVERSIFIED FUND LP
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009 and 2008

	2009	2008
Cash flows from operating activities
Net income (loss)	$(3,441,900)	$1,542,751
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized (gain) loss	591,469	(376,594)
Changes in
Interest receivable	210	(399)
Commercial paper	1,993,829	(1,993,829)
Government-sponsored enterprise notes	(2,018,783)	--
Administrative expenses payable - General Partner	52,835	22,000
Commissions and other trading fees payable on open contracts	3,092	640
General Partner fee payable	20,401	8,304
Management fee payable	143,093	45,949
Incentive fee payable	(326,088)	326,088
Selling agents' commissions payable	15,685	282
Broker dealer servicing fee payable	1,542	143
Broker dealer custodial fee payable	4,282	115
Offering expenses payable - General Partner	13,909	5,662
Net cash used in operating activities	(2,946,424)	(418,888)

Cash flows from financing activities
Contributions	28,952,517	8,013,538
Subscriptions received in advance	1,957,075	3,633,808
Redemptions	(7,111,053)	--
Net cash provided by financing activities	23,798,539	11,647,346

Net increase in cash and cash equivalents	20,852,115	11,228,458

Cash and cash equivalents
Beginning of year	11,229,458	1,000
End of year	$32,081,573	$11,229,458
End of year cash and cash equivalents consists of
Cash in broker trading accounts	$9,216,600	$4,053,557
Cash and cash equivalents	22,864,973	7,175,901
Total end of year cash and cash equivalents	$32,081,573	$11,229,458

Supplemental disclosure of cash flow information
Prior year redemptions paid	$125,000	$--
Prior year subscriptions received in advance	$3,633,808	$--

Supplemental schedule of non-cash financing activities
Redemptions payable	$189,947	$125,000

The accompanying notes are an integral part of these financial statements.

ASPECT GLOBAL DIVERSIFIED FUND LP
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
Years Ended December 31, 2009 and 2008

	General Partner		Series A		Series B		Series I
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Balance at December 31, 2007	10.0000	$1,000	--	$--	--	$--	--	$--	$1,000
Net income		132,314		6,888		20,615		1,382,934	1,542,751
Contributions	4,990.0028	499,000	1,598.6744	159,867	3,692.0156	388,165	66,355.1442	6,966,506	8,013,538
Redemptions	(988.4337)	(125,000)	--	--	--	--	--	--	(125,000)
Balance at December 31, 2008	4,011.5691	507,314	1,598.6744	166,755	3,692.0156	408,780	66,355.1442	8,349,440	9,432,289
Net loss		(73,184)		(522,035)		(935,123)		(1,911,558)	(3,441,900)
Contributions	--	--	109,941.5136	9,910,285	103,606.4510	10,434,915	106,128.2610	12,241,125	32,586,325
Redemptions	--	--	(726.4107)	(62,221)	(3,212.8398)	(298,178)	(60,229.9610)	(6,815,601)	(7,176,000)
Balance at December 31, 2009	4,011.5691	$434,130	110,813.7773	$9,492,784	104,085.6268	$9,610,394	112,253.4442	$11,863,406	$31,400,714

	Net Asset Value Per Unit
	General Partner	Series A	Series B	Series I
December 31, 2009	$108.22	$85.66	$92.33	$105.68
December 31, 2008	126.46	104.31	110.72	125.83
December 31, 2007	100.00	-	-	-

The accompanying notes are an integral part of these financial statements.

ASPECT GLOBAL DIVERSIFIED FUND LP
NOTES TO FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

Description of the Fund

Aspect Global Diversified Fund LP (“Fund”) was formed as a Delaware limited partnership on March 23, 2007. The Fund was initially capitalized by the General Partner on April 4, 2007 through the contribution of $1,000 and commenced investment operations on September 1, 2008. The Fund issues units of limited partner interests (“Units”) in four Series: Series A, Series B, Series C and Series I, which represent units of fractional undivided beneficial interest in and ownership of the Fund.  Only Series A, Series B and Series I were originally offered.  Series C Units will be issued in exchange for Series A, B and I Units in certain circumstances.

The Fund may invest the proceeds from its offerings of Units in the speculative trading of futures, swaps, options and over-the-counter contracts, including forward currency contracts traded in the United States (“U.S.”) and internationally.  The Fund does not currently utilize options or swaps as part of its trading system, but may employ them in the future.

The Fund is a registrant with the U.S. Securities and Exchange Commission (“SEC”) pursuant to the U.S. Securities Act of 1933, as amended (“1933 Act”) and the U.S. Securities Exchange Act of 1934, as amended (“1934 Act”). As a registrant, the Fund is subject to the regulations of the SEC and the disclosure requirements of the 1933 Act and 1934 Act. As a commodity pool, the Fund is subject to the regulations of the U.S. Commodity Futures Trading Commission (“CFTC”), an agency of the U.S. Government, which regulates most aspects of the commodity futures industry; rules of the National Futures Association (“NFA”), an industry self-regulatory organization; rules of Financial Industry Regulatory Authority (“FINRA”), an industry self-regulatory organization; and the requirements of commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of futures broker and Interbank market makers through which the Fund trades.

Steben & Company, Inc. (“General Partner”), is the general partner of the Fund and a Maryland corporation registered with the CFTC as a commodity pool operator and a commodities introducing broker, and is also registered with the SEC as an investment advisor and a broker-dealer.  The General Partner is a member of the NFA and FINRA.  The General Partner manages all aspects of the Fund’s business and serves as one of the Fund’s selling agents.

Aspect Capital Limited (“Trading Advisor”) is currently the Fund’s sole Trading Advisor.  The Trading Advisor utilizes the Aspect Diversified Program (“Trading Program”), a proprietary, systematic trading system that deploys multiple trading strategies utilizing derivatives that seeks to identify and exploit directional moves in market behavior to a broad and diversified range of global markets including (but not limited to) currencies, global interest rates, equity indices, energies, agricultural commodities and metals.

Significant Accounting Policies

Accounting Policies

The Fund follows accounting standards established by the Financial Accounting Standards Board (“FASB”) to ensure consistent reporting of financial condition, results of operation and cash flows. Any references to U.S. Generally Accepted Accounting Principles (“GAAP”) in these footnotes are to the FASB Accounting Standards Codification™, sometimes referred to as the Codification or ASC. The Codification is effective for periods ending on or after September 15, 2009.

Use of Estimates

Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

Futures, options on futures and forward currency contracts are recorded on a trade date basis, and gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open futures and forward currency contracts (the difference between contract trade price and fair value) are reported in the statements of financial condition as net unrealized gain or loss, as there exists a right of offset of any unrealized gains or losses.  Any change in net unrealized gain or loss from the preceding period is reported in the statements of operations.  Interest income earned on investments in commercial paper, Government-sponsored enterprise notes and other cash and cash equivalent balances is recorded on the accrual basis.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the date of acquisition that are not held for sale in the normal course of business.  The Fund maintains cash and cash equivalents balances at Newedge USA, LLC and Newedge Group (U.K. Branch) (collectively “NUSA”), UBS Financial Services, Inc. (“UBS”) and Bank of America.  As of December 31, 2009, significant cash and cash equivalents balances held at NUSA, UBS and Bank of America were $9,216,600, $20,871,136 and $1,993,837, respectively.  As of December 31, 2008, significant cash and cash equivalents balances held at NUSA, UBS and Bank of America were $4,053,557, $1,031,212 and $6,144,689, respectively.  The significant cash equivalents balances held at Bank of America and UBS consist of money market funds.  The Fund is at risk to the extent that it maintains balances with such institutions in excess of insured limits; however, the Fund does not believe it is exposed to any significant credit risk.

Fair Value of Financial Instruments

See Note 2 for the accounting policy for fair value of financial instruments.

Brokerage Commissions

Brokerage commissions include other trading fees and are charged to expense when contracts are opened and closed.

Redemptions Payable

Redemptions payable represent redemptions that meet the requirements of the Fund and have been approved by the General Partner prior to period-end.  These redemptions have been recorded using the period-end net asset value per unit.

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns.  The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses.  The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained “when challenged” or “when examined” by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year.   Management has determined there are no material uncertain income tax positions through December 31, 2009.  With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2006.

Foreign Currency Transactions

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

Reclassification

Certain amounts in the 2008 financial statements have been reclassified to conform to the 2009 presentation without affecting previously reported partners’ capital (net asset value).

Subsequent Events

The Fund has evaluated subsequent events for potential recognition and/or disclosure through the date the financial statements were issued.

Note 2.	Fair Value of Financial Instruments

Financial instruments are carried at fair value, the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Assets and liabilities carried at fair value are classified and disclosed in the following three categories:

Level 1.	Unadjusted quoted prices in active markets for identical instruments.

Level 2.	Quoted prices in active markets for similar instruments, or quoted prices for identical or similar instruments in markets that are not active.

Level 3.	Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The Fund’s investments in U.S. Government securities, commercial paper and Government-sponsored enterprise are short-term in nature with a duration of less than one year, and typically, the Fund holds these investments through maturity. As such, interest income generated from these investments is recorded on the accrual basis in the statements of operations.

U.S. Government securities are recorded at amortized cost plus accrued interest, which approximates fair value based on bid and ask quotes for identical instruments.  Commercial paper and Government-sponsored enterprise notes are recorded at amortized cost plus accrued interest, which approximates fair value based on bid and ask quotes for similar, but not identical, instruments.  As such, U.S. Government securities are classified within Level 1 and commercial paper and Government-sponsored enterprise notes are classified within Level 2.

The investments in money market funds, included in cash and cash equivalents in the statements of financial condition, and futures contracts, all of which are exchange-traded, are valued using quoted market prices for identical assets and are classified within Level 1.

The fair value of forward currency contracts is based on third party quoted dealer values on the Interbank market and are classified within Level 2.

The Fund’s assets and liabilities measured at fair value on a recurring basis are summarized in the following tables by the type of inputs applicable to the fair value measurements.

	December 31, 2009
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts	$(92,230)	$-	$(92,230)
Net unrealized loss on open forward currency contracts	-	(122,645)	(122,645)
Cash and cash equivalents:
Money market fund	20,871,136	-	20,871,136
Government-sponsored enterprise notes	-	2,018,783	2,018,783
Total	$20,778,906	$1,896,138	$22,675,044

	December 31, 2008
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts	$396,283	$-	$396,283
Net unrealized loss on open forward currency contracts	-	(19,689)	(19,689)
Cash and cash equivalents:
Money market funds	3,577,194	-	3,577,194
Commercial paper	-	1,993,829	1,993,829
Total	$3,973,477	$1,974,140	$5,947,617

There were no Level 3 holdings as of December 31, 2009 and 2008, respectively, or during the years then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

Note 3.	Derivative Instruments

Effective January 1, 2009, the Fund adopted new guidance issued by FASB regarding derivatives and hedging.  As required, the Fund presents qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of the gains and losses on agreements.

The Fund’s derivative contracts are comprised of futures and forward currency contracts. These derivative contracts are recorded in the statements of financial condition as assets measured at fair value and the related realized and change in unrealized gain (loss) associated with these derivatives is recorded in the statements of operations. The Fund has considered the counterparty credit risk related to all its futures and forward currency contracts and does not deem any counterparty credit risk material at this time. The Fund does not designate any derivative instruments as hedging instruments.

As of December 31, 2009 and for year ended December 31, 2009, the Fund’s derivative contracts had the following impact on the statements of financial condition and the statements of operations:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net	Number of open contracts
Net unrealized gain (loss) on open futures contracts
Types of exposure
Agricultural	$421,805	$(83,976)	$337,829	341
Currency	--	(7,350)	(7,350)	1
Energy	134,439	(3,851)	130,588	60
Interest rate	180,879	(824,975)	(644,096)	1,493
Metal	216,721	(415,419)	(198,698)	140
Stock index	304,167	(14,670)	289,497	323
Net unrealized gain (loss) on open futures contracts	$1,258,011	$(1,350,241)	$(92,230)	2,358

Net unrealized loss on open forward currency contracts	$271,180	$(393,825)	$(122,645)	170

	Location of gain (loss) in statements of operations
Types of Exposure	Net realized gain (loss)	Number of realized contracts	Net change in unrealized gain (loss)
Futures contracts
Agricultural	$(226,627)	3,016	$361,031
Currency	20,779	20	(7,350)
Energy	(1,796,532)	1,192	94,604
Interest rate	135,688	11,209	(1,064,779)
Metal	647,992	787	(164,947)
Stock index	286,056	2,461	292,928
	(932,644)	18,685	(488,513)

Forward currency contracts	(606,869)		(102,956)
Net realized gain (loss)	$(1,539,513)
Net change in unrealized gain (loss)			$(591,469)

Note 4.	Series of Units

There are four Series of Units of the Fund: Series A, Series B, Series C and Series I.  The Units are offered on a continuous basis, issued at the net asset value as of the close of business on the last day of the month in which a subscription is accepted.  Only Series A, Series B and Series I are offered by the Fund.  Series C Units will be issued in exchange for Series A, B and I Units in certain circumstances. The Fund began investment operations of its Series A Units, Series B Units and Series I Units on December 1, 2008, November 1, 2008 and September 1, 2008, respectively.

Series A Units are subject to the following fees and expenses: management fee, incentive fee, brokerage expenses, General Partner fee, administrative expenses, offering expenses, selling agent commissions, broker dealer servicing fee and redemption fee (if Series A Units are redeemed within 12 months of purchase), each as defined hereinafter.  Series A Units are subject to the Fee Limit as defined hereinafter.

Series B Units, which are intended for fee based advisory programs, are subject to the same fees and expenses as the Series A Units, except they are not subject to redemption fee or selling agent commissions and are subject to either the broker dealer servicing fee or the broker dealer custodial fee, but not both fees.  Series B Units may be purchased by employees and relatives of selling agents and direct clients of the General Partner.  Series B Units are subject to the Fee Limit.

Series I Units, which are intended for fee based advisory programs, are subject to the same fees and expenses as the Series B Units with the exception of the broker dealer servicing fee or the broker dealer custodial fee.  Series I Units may be purchased by employees and relatives of the General Partner and direct clients of the General Partner.  Investors whose accounts are held at a brokerage firm requiring a broker dealer servicing fee or broker dealer custodial fee may not purchase Series I Units.  Series I Units are subject to the Fee Limit.

Series A, B and I Units will be re-designated as Series C Units after the Fee Limit has been reached.  The Series C Units are identical to these other Units except that the Series C Units only pay the management fee, incentive fee, brokerage expenses, General Partner fee and administrative expenses.

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

Each limited partner who owns Series A, B or I Units will continue to incur the selling agent commissions, offering expenses and the broker dealer servicing fee, depending upon which expenses are applicable to the particular Series of Units, until the aggregate of such expenses reaches the Fee Limit.

Investors in the Fund will not incur expenses over the Fee Limit described above.  The General Partner utilizes accounting software that tracks the fees charged to the Units on a limited partner-by-limited partner basis.  Series C Units will be issued in exchange for an investor’s Series A, B or I Units to any limited partner who owns Series A, B or I Units when the General Partner determines that the Fee Limit has been reached as of the end of any month, or it anticipates that the Fee Limit will be reached during the following month, on their Series A, B and I Units pursuant to FINRA Rule 2810.  As a result, it is possible for a limited partner to have its Series A, B or I Units exchanged for Series C Units prior to reaching the Fee Limit.  If a limited partner’s Series A, B or I Units are exchanged for Series C Units prior to reaching the Fee Limit, the General Partner will not seek additional fees from such limited partner.

Units of the Fund are offered continuously to the public on a best-efforts basis at their month-end net asset value per unit.  The minimum investment is $10,000 and the minimum additional investment by existing investors is $2,500.  Units of each Series were initially offered for a period ending August 30, 2008 (“Initial Offering Period”).  Currently, Units of each Series are issued as of the commencement of business on the first business day of each month at the net asset value per unit of the relevant Series on the last day of the preceding month.  Each limited partner will share in the profits and losses of the fund in proportion to their respective ownership interests.

General Partner Units

The Fund issued General Partner Units to the General Partner to memorialize its ownership interest in the Fund.  The General Partner Units are subject to the following fees, expenses and charges: management fee, incentive fee, brokerage expenses and administrative expenses.  General Partner Units are not subject to a broker dealer servicing or custodial fees, general partner fee, offering expenses, selling agent commissions or redemption fee.  The General Partner may determine and adjust the number of General Partner Units which represent the General Partner’s interest in the Fund. The General Partner will share in the profits and losses of the Fund in proportion to its respective ownership interest.

The General Partner contributed $500,000 to the initial trading capital of the Fund and in exchange was issued General Partner Units.  This amount is in addition to the total amount of Units offered by the Fund’s Prospectus.  Thereafter, the General Partner, and/or any of its affiliates, will maintain its interest in the capital of the Fund at no less than the greater of: (i) 1% of aggregate capital contributions to the Fund by all Partners (including the General Partner’s contribution) or (ii) $25,000.

As of December 31, 2009 and 2008, the General Partner had an investment of 4,011.5691 Units valued at $434,130 and $507,314, respectively.  Redemption payable to the General Partner were $0 and $125,000 as of December 31, 2009 and 2008, respectively.

Note 5.	Fund Fees and Expenses

Organizational and Initial Offering Costs — All organizational and initial offering costs were borne by the General Partner on behalf of the Fund without reimbursement.

Brokerage Expenses — Total charges paid to the clearing brokers have and are expected to average less than $4.00 per round-turn trade, although the futures commission merchant’s brokerage commissions and trading fees, as well as the over-the-counter foreign exchange counterparty fees will be determined on a contract-by-contract basis, have and are expected to range from $1.00 to $5.20 per round-turn.  Some foreign contracts could be higher. Based on the foregoing estimate, each Series of Units is estimated to pay the brokers their pro-rated share of the actual monthly brokerage expenses of approximately 1/12th of 0.30% of the Fund’s month-end net asset, payable in arrears.  These brokerage expenses will cover all actual brokerage and trading costs of the Fund.  The exact amount of such brokerage commissions and trading fees to be incurred is impossible to estimate and will vary based upon a number of factors including the trading frequency, the types of instruments traded, transaction sizes, degree of leverage employed and transaction rates in effect from time-to-time.  The compensation paid to the futures brokers/currency forward counterparties will not, under any circumstance, exceed the maximum permissible brokerage expense of 14% of the average annual net asset value of the Fund, established by the North American Securities Administrators Association.

For the year ended December 31, 2009, Series A, B, I, and General Partner Units incurred expenses to the brokers in the amount of $15,572; $20,973; $34,891; and $1,442, respectively.  For the year ended December 31, 2008, Series A, B and I Units incurred expenses to brokers in the amount of $27, $73 and $6,042, respectively.

General Partner Fee—Each Series of Units incurs a monthly General Partner fee equal to 1/12th of 1.10% of the Fund’s month-end net asset value, payable in arrears.  The General Partner fee is paid to the General Partner as compensation for services to the Fund as general partner and commodity pool operator.

For the year ended December 31, 2009, Series A, B and I Units incurred General Partner fees in the amount of $54,469, $68,398 and $121,885, respectively. For the year ended December 31, 2008, Series A, B and I Units incurred General Partner fees in the amount of $155, $435 and $23,610, respectively. As of December 31, 2009 and December 31, 2008, General Partner fees payable were $28,705 and $8,304, respectively.

Administrative Expenses—Each Series of Units reimburses the General Partner for actual monthly administrative expenses paid to various third-party service providers, including the General Partner, up to 1/12th of 0.95% of the Fund’s month-end net asset value, payable quarterly in arrears.  Actual administrative expenses may vary; however, such administrative expenses will not exceed 0.95% of the Fund’s net asset value per annum.  The administrative expenses include legal, accounting, clerical and other back office related expenses related to the administration of the Fund and all other associated costs incurred by the Fund.

For the year ended December 31, 2009, Series A, B, I, and General Partner Units incurred administrative expenses in the amount of $47,048; $59,085; $105,398; and $4,360, respectively.  For the year ended December 31, 2009, the General Partner absorbed administrative expenses of $126,473 in excess of the 0.95% limitation, which are included in administrative and offering expenses waived in the statements of operations.

For the year ended December 31, 2008, Series A, B and I Units incurred administrative expenses in the amount of $134, $376 and $20,390, respectively.  For the year ended December 31, 2008, the General Partner absorbed administrative expenses of $8,528 in excess of the 0.95% limitation, which are included in administrative and offering expenses waived in the statements of operations.

As of December 31, 2009 and 2008, $74,835 and $22,000, respectively, were payable to the General Partner for administrative expenses incurred on behalf of the Fund not waived by the General Partner.  Such amounts are presented as administrative expenses payable - General Partner in the statements of financial condition.

Offering Expenses—The Fund reimburses the General Partner for actual ongoing offering expenses, up to 1/12th of 0.75% of the Fund’s month-end net asset value pro-rata for each Series of Units, payable monthly in arrears.  Actual ongoing offering expenses in excess of this limitation are absorbed by the General Partner and may not be re-classified as administrative expenses.  The Fund is only liable for payment of offering expenses on a monthly basis.  The offering expenses cover all actual ongoing offering expenses incurred by the General Partner on behalf of the Fund, including regulatory fees, legal costs relating to the offering, sales related travel, printed material, postage and freight, sales conference fees and compensation to sales personnel of the General Partner for wholesaling the Fund.  Compensation paid to sales personnel of the General Partner for the sale of Units is subject to the Fee Limit defined below and is separate and apart from the compensation payable to sales personnel of the General Partner who receive selling agent commissions.  If the Fund terminates prior to completion of payment to the General Partner for the unreimbursed offering expenses incurred through the date of such termination, the General Partner will not be entitled to any additional payments and the Fund will have no further obligation to the General Partner.

Series C Units do not pay offering expenses.

For the year ended December 31, 2009, Series A, B and I Units incurred offering expenses in the amount of $37,138, $46,635 and $83,104, respectively. For the year ended December 31, 2009, the General Partner absorbed ongoing offering expenses of $207,365 in excess of the 0.75% limitation, which are included in administrative and offering expenses waived in the statements of operations.

For the year ended December 31, 2008, Series A, B and I Units incurred offering expenses in the amount of $106, $297 and $16,097, respectively.  For the year ended December 31, 2008, the General Partner absorbed ongoing offering expenses of $75,076 in excess of the 0.75% limitation, which are included in administrative and offering expenses waived in the statements of operations.

As of December 31, 2009 and 2008, offering expenses payable to the General Partner were $19,571 and $5,662, respectively.

Selling Agent Commissions—The General Partner charges Series A Units monthly selling agent commissions equal to 1/12th of 2.00% of the outstanding Series A Units’ month-end net asset value, payable in arrears, subject to the Fee Limit.  The General Partner pays to the selling agents an upfront commission of 2.00% of the aggregate subscription amount for the sale of Series A Units.  Beginning in the 13th month, the General Partner pays the selling agents a monthly selling agent commission in arrears equal to 1/12th of 2.00% of the outstanding Series A Units’ month-end net asset value, subject to the Fee Limit.  The net asset value of Series A Units refers to the Fund’s net assets allocated to the capital accounts of Series A Unit holders (the aggregate capital account balances with respect to the Series A Units), divided by the number of outstanding Units of such Series A Units.

The amount charged to Series A Unit holders (e.g., 1/12th of 2.00% of the outstanding Series A Units’ month-end net asset value, paid monthly in arrears) with respect to the selling agent commissions remains identical throughout the life of the Units subject to the Fee Limit.  For Units where the General Partner acts as the selling agent, it retains these fees and may compensate its sales personnel.

Series B, C and I Units do not pay selling agent commissions.

For the years ended December 31, 2009 and 2008, the Series A Units incurred selling agent commissions in the amount of $99,034 and $282, respectively. As of December 31, 2009 and 2008, selling agent commissions payable were $15,967 and $282, respectively.

Broker Dealer Servicing Fese—The General Partner charges Series A Units monthly broker dealer servicing fees equal to 1/12th of 0.15% of the outstanding Series A Units’ month-end net asset value, subject to the Fee Limit.  These fees are payable in arrears to the selling agents by the General Partner.  Where the General Partner acts as the selling agent, it retains these fees.

The General Partner charges Series B Units that are not held by broker dealers who act as custodian for the benefit of limited partners, monthly broker dealer servicing fees equal to 1/12th of 0.60% of the outstanding Series B Units’ month-end net asset value, subject to the Fee Limit.  These fees are payable in arrears to the selling agents by the General Partner.  Where the General Partner acts as the selling agent, it retains these fees.

Series C and I Units, and Series B Units which incur a broker dealer custodial fee as described below, do not pay a broker dealer servicing fee.

For the year ended December 31, 2009, the Series A and B Units incurred broker dealer servicing fees in the amount of $7,428 and $4,893, respectively.  For the year ended December 31, 2008, the Series A and B Units incurred broker dealer servicing fees in the amount of $21 and $122, respectively.  As of December 31, 2009 and 2008, broker dealer servicing fees payable were $1,685 and $143, respectively.

Broker Dealer Custodial Fees—The General Partner charges Series B Units that are held by broker dealers who act as custodian for Series B Units for the benefit of the limited partners, monthly broker dealer custodial fees to such broker dealers equal to 1/12th of 0.60% of the outstanding Series B Units’ month-end net asset value, subject to the Fee Limit.  These fees are payable in arrears to the selling agents by the General Partner.  Where the General Partner acts as the selling agent, it retains these fees.

Series A, C and I Units, and Series B Units that incur a broker dealer servicing fee as described above, do not incur a broker dealer custodial fee.

In no event will  Series B Units incur both a broker dealer servicing fee and a broker dealer custodial fee.

For the years ended December 31, 2009 and 2008, the Series B Units incurred broker dealer custodial fees in the amount of $32,414 and $115, respectively.  As of December 31, 2009 and 2008, broker dealer custodial fees payable were $4,397 and $115, respectively.

Redemption Fee—Series A Units redeemed prior to the first anniversary of the subscription date are subject to a redemption fee equal to the product of (i) 2.00% of the subscription price for such Series A Units on the subscription date, divided by twelve (ii) multiplied by the number of months remaining before the first anniversary of the subscription date.  Series B, C and I Units are not subject to the redemption fee.  Limited partners will not be required to pay any redemption fees if such limited partners are subject to a mandatory redemption of their Units within the first year of purchase.

For the years ended December 31, 2009 and 2008, the Series A Units incurred redemption fees in the amount of $283 and $0, respectively.

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

Note 6.	Trading Advisor

As of December 31, 2009, the Fund’s Trading Advisor did not maintain a capital balance in the Fund.  As of December 31, 2008, the Trading Advisor had an investment in Series I Units of $6,292,934 (50,011.3963 Units).  There were no redemptions payable to the Trading Advisor as of December 31, 2009 and 2008, respectively.

The Fund is charged management fees and incentive fees by the Trading Advisor.

Management Fee—Each Series of Units incurs a monthly management fee equal to 1/12th of 2.00% of the Fund’s trading level allocated to the Trading Program, payable quarterly in arrears to the Trading Advisor.  The trading level is currently expected to be approximately 1.20 times the normal trading level of the Trading Program.  The Fund is generally trading at approximately 1.20 times the normal trading level of the Trading Program, therefore the Trading Advisor is increasing the number of trading positions per dollar by 20%.  At a normal trading level, the margin requirements relative to equity in the account range from 5% to 30%.  Since the Fund is trading at approximately 1.20 times the normal trading level of the Trading Program, the margin requirements relative to equity becomes proportionately higher, or from 6% to 36%.  Since the Fund is trading at approximately 1.20 times the normal trading level of the Trading Program, the management fee of 2.00% is multiplied by the overall trading level of the Fund (1.20 x 2.0% = 2.40%).  Therefore, the management fee will be 1/12th of 2.40% of the Fund’s month-end net asset value, payable in arrears.  Adjustments to the trading level will not affect the management fee percentage or calculation.

For the year ended December 31, 2009, Series A, B, I and General Partner Units incurred management fees to the Trading Advisor in the amount of $118,814; $149,197; $265,876; and $10,995, respectively.  For the year ended December 31, 2008, Series A, B, I and General Partner Units incurred management fees to the Trading Advisor in the amount of $339; $949; $51,512; and $4,730, respectively.

Incentive Fee—Each Series of Units incurs a quarterly incentive fee equal to 20% of any new trading profits, payable in arrears to the Trading Advisor.  Trading profits are the sum of: (i) the net of all realized profits and losses on account commodity positions liquidated during the quarter, plus (ii) the net of all unrealized profits and losses net of accrued brokerage expenses, NFA fees and give up fees on account commodity open positions as of the quarter-end, minus: (iii) the net of all unrealized profits and losses on account commodity open positions at the end of the previous quarter-end, and (iv) any cumulative net realized losses (which does not include incentive fee expenses) from the Trading Advisor’s trading of the account carried forward from all previous quarters since the last quarter for which an incentive fee was payable to the Trading Advisor, and (v) any fees or expenses of the Fund (except for accrued incentive fees).  Trading profits does not include interest income earned by the Fund.

Trading profits are calculated on the basis of assets allocated to the Trading Advisor.  In determining trading profits, any trading losses generated by the Trading Advisor for the Fund in prior periods are carried forward, so the incentive fee is paid only if and to the extent the profits generated by the Trading Advisor for the period exceed any losses from prior periods.  The loss carry-forward is proportionally reduced if and to the extent the Fund reduces the amount of assets allocated to the Trading Advisor.

For the year ended December 31, 2009, Series A, B, I and General Partner Units did not incur incentive fees to the Trading Advisor.  For the year ended December 31, 2008, Series A, B, I and General Partner Units incurred incentive fees to the Trading Advisor in the amount of $1,691; $5,061; $337,885; and $32,332, respectively.

Note 7.	Deposits with Brokers

The Fund deposits funds with the brokers, subject to CFTC regulations and various exchange and broker requirements.  Margin requirements are satisfied by the deposit of cash, U.S. Government securities, Government-sponsored enterprise notes and investment grade commercial paper with maturities of less than one year with such brokers.  The Fund earns interest income on its assets deposited with the brokers.  The Fund’s excess margin monies are managed by the General Partner.  As of December 31, 2009 and 2008 the Fund had margin requirements of $5,413,756 and $778,517, respectively.

Note 8.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner.  The minimum investment is $10,000.  Units are sold at the net asset value per Series A, B and I Units as of the close of business on the last day of the month in which the subscription is accepted.  Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted.  As of December 31, 2009 and 2008, the Fund received advance subscriptions of $1,957,075 and $3,633,808, respectively, which were recognized as contributions to the Fund or returned, if applicable, subsequent to year-end.

The Fund is not required to make distributions, but may do so at the sole discretion of the General Partner.  A limited partner may request and receive redemption of Series A, B and I Units owned at the end of any month, subject to five business days prior written notice to the General Partner and restrictions in the Amended and Restated Limited Partnership Agreement (“Partnership Agreement”).

Series A Units are subject to a redemption fee as described in Note 5.  Limited partners will not be required to pay any redemption fees if such limited partners are subject to a mandatory redemption of their Units within the first year of purchase.  No other Series of Units incur redemption fees.

Pursuant to the Partnership Agreement, the General Partner may require a limited partner to be redeemed from the Fund in the event that the General Partner, in its sole discretion, considers the redemption of the limited partner as being in the best interest of the Fund, including without limitation a required redemption (i) in efforts to avoid the Fund’s assets being subject to the Employee Retirement Income Security Act of 1974, as amended, or the Internal Revenue Code of 1986, as amended, (ii) because the continued participation of a person as a limited partner will have adverse regulatory or tax consequences to the Fund or other partners or (iii) necessary to comply with any applicable government or self regulatory agency regulations.  Limited partners will not be required to pay any redemption fees if such limited partners are subject to a mandatory redemption of their Units within the first year of purchase.

Note 9.	Trading Activities and Related Risks

The Fund engages in the speculative trading of futures, options and over-the-counter contracts, including forward currency contracts traded in the U.S. and internationally (collectively “derivatives”). The Fund is exposed to both market risk, the risk arising from changes in the fair value of the contracts and credit risk, the risk of failure by another party to perform according to the terms of a contract.

Purchase and sale of futures contracts requires margin deposits with the brokers. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act (“CEAct”) requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Government securities) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than (or none of) the total cash and other property deposited. The Fund utilizes Newedge USA, LLC as its futures broker and Newedge Group (U.K. Branch) as its options broker and forwards counterparty.

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

The Fund utilizes UBS as its cash management securities broker for the investment of some margin excess amounts into short-term fixed income instruments including high quality commercial paper (interest bearing with some credit risk), U.S. Government securities and Government-sponsored enterprise notes (interest bearing) with durations of less than one year. The Fund may invest in certain commercial paper issued by an affiliate of UBS. Fluctuations in prevailing interest rates could cause immaterial market-to-market losses on the Fund’s fixed income instruments, although substantially all of the short-term investments are held to maturity.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Fund is exposed to a market risk equal to the value of futures and forward currency contracts purchased and unlimited liability on such contracts sold short. As both a buyer and seller of options, the Fund pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Fund to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid.

In addition to market risk, upon entering into commodity interest contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Fund. The counterparty for futures and options on futures contracts traded in the U.S. and on most non-U.S. futures exchanges is the clearinghouse associated with such exchanges. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some non-U.S. exchanges, it is normally backed by a consortium of banks or other financial institutions.

In the case of forward currency contracts, over-the-counter options contracts or swap contracts, which are traded on the interbank or other institutional market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a clearinghouse backed by a group of financial institutions; thus, there likely will be greater counterparty credit risk. The Fund trades only with those counterparties that it believes to be creditworthy. All positions of the Fund are valued each day on a mark-to-market basis. There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Fund.

The net unrealized gain (loss) on open futures and forward currency contracts is comprised of the following:

	Futures Contracts		Forward Currency Contracts
	(exchange traded)		(non-exchange traded)
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Gross unrealized gains	$1,258,011	$495,238	$271,180	$70,100
Gross unrealized losses	(1,350,241)	(98,955)	(393,825)	(89,789)
Net unrealized gain (loss)	$(92,230)	$396,283	$(122,645)	$(19,689)

The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The limited partners bear the risk of loss only to the extent of the fair value of their respective investments and, in certain circumstances, distributions and redemptions received.

Note 10.	Indemnifications

The Fund is required to indemnify the General Partner, the Trading Advisor, the selling agents, the futures broker, any other of the Fund’s service providers, and their affiliates, against various liabilities they may incur in providing services to the Fund, provided the indemnified party met the standard of conduct specified in the applicable indemnification clause. The Fund’s indemnification obligations could require the Fund to make substantial indemnification payments and reduce the net assets of the Fund, and ultimately, the net asset value of the limited partner interests.  However, the Fund believes that it is unlikely it will have to make material payments under these arrangements and has not recorded any contingent liability in the financial statements for such indemnifications.

Note 11.	Financial Highlights

The following information presents per Unit operating performance data and other ratios.

	2009			2008 (i)
	Series A	Series B	Series I	Series A	Series B	Series I
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$104.31	$110.72	$125.83	$100.00	$100.00	$100.00

Income (loss) from operations:
Gain (loss) from trading (1)	(11.77)	(12.61)	(14.19)	5.94	14.01	33.56
Net investment loss (1)	(6.87)	(5.78)	(5.96)	(1.63)	(3.29)	(7.73)
Total income (loss) from operations	(18.64)	(18.39)	(20.15)	4.31	10.72	25.83
Net asset value per unit at end of period	$85.66	$92.33	$105.68	$104.31	$110.72	$125.83

Total return (5)	(17.87%)	(16.61%)	(16.01%)	4.31%	10.72%	25.83%

Supplemental data
Ratios to average net asset value:
Expenses prior to advisor incentive (2), (3), (4)	8.00%	6.30%	5.59%	7.47%	5.89%	5.29%
Incentive fee(5)	--	--	--	1.01%	2.17%	5.34%
Total expenses	8.00%	6.30%	5.59%	8.48%	8.06%	10.63%
Net investment loss (2), (3), (4)	(7.81%)	(6.09%)	(5.29%)	(18.75%)	(17.94%)	(19.86%)

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

(2)
All of the ratios under the supplemental data are computed net of involuntary waivers of administrative and offering expenses.  For the period ended December 31, 2009 and 2008 the ratios are net of 0.60% and 0.12% effect of waived administrative expenses, respectively.  For the period ended December 31, 2009 and 2008 the ratios are net of 1.01% and 1.12% effect of waived offering expenses, respectively.

(3)
The net investment loss includes interest income and excludes realized and unrealized gain (loss) from trading activities as shown in the statements of operations.  The total amount is then reduced by all expenses, excluding brokerage commissions, which are included in net trading gain (loss) in the statements of operations. The resulting amount is divided by the average net asset value for the period.

(4)	Ratios have been annualized for periods less than a year.

(5)	Ratios have not been annualized for periods less than one year.

(i)
Series I, Series B and Series A Units commenced investment operations on September 1, 2008, November 1, 2008 and December 1, 2008, respectively; therefore, operating results are for the four, two and one month(s) ended December 31, 2008, respectively.