Form 10-Q
period 2010-03-31
Aspect Global Diversified Fund LP
filed 2010-05-14
CIK 1414581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

Commission file number:  000-53453

ASPECT GLOBAL DIVERSIFIED FUND LP

Organized in Delaware	IRS Employer Identification No.: 72-3236572

c/o Steben & Company, Inc.
2099 Gaither Road, Suite 200, Rockville, Maryland 20850
(240) 631-9808

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
Yes ☐     No ☒

Part I:  Financial Information
Item 1.  Financial Statements

Aspect Global Diversified Fund LP
Statements of Financial Condition
March 31, 2010 (Unaudited) and December 31, 2009 (Audited)

	March 31, 2010	December 31, 2009
Assets
Equity in broker trading accounts
Cash	$8,683,033	$9,216,600
Net unrealized gain (loss) on open futures contracts	1,697,312	(92,230)
Net unrealized gain (loss) on open forward currency contracts	28,562	(122,645)
Interest receivable	867	189
Deposits with brokers	10,409,774	9,001,914
Cash and cash equivalents	27,646,555	22,864,973
Government sponsored enterprise notes, at fair value	--	2,018,783
Total assets	$38,056,329	$33,885,670

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Administrative expenses payable – General Partner	$80,533	$74,835
Commissions and other trading fees on open contracts	3,822	3,732
General Partner management fee payable	32,182	28,705
Trading Advisor management fee payable	203,448	189,042
Selling Agent fees payable – General Partner	18,658	15,967
Broker dealer servicing fee payable – General Partner	1,909	1,685
Broker dealer custodial fee payable – General Partner	5,012	4,397
Offering expenses payable – General Partner	21,942	19,571
Redemptions payable	532,381	189,947
Subscriptions received in advance	2,308,869	1,957,075
Total liabilities	3,208,756	2,484,956
Partners’ Capital (Net Asset Value)
General Partner Units – 4,011.5691 units outstanding at March 31, 2010 and December 31, 2009	450,561	434,130
Series A Units – 125,207.4541 units and 110,813.7773 units outstanding at March 31, 2010 and December 31, 2009, respectively	11,020,499	9,492,784
Series B Units – 112,316.5292 units and 104,085.6268 units outstanding at March 31, 2010 and December 31, 2009, respectively	10,696,889	9,610,394
Series I Units – 116,139.1920 units and 112,253.4442 units outstanding at March 31, 2010 and December 31, 2009, respectively	12,679,624	11,863,406
Total partners’ capital (net asset value)	34,847,573	31,400,714
Total liabilities and partners’ capital (net asset value)	$38,056,329	$33,885,670

The accompanying notes are an integral part of these financial statements.

Aspect Global Diversified Fund LP
Condensed Schedule of Investments
March 31, 2010
(Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
Long U.S. Futures Contracts
Agricultural	$45,828	0.13%
Energy	219,907	0.63%
Interest rate	(2,847)	(0.01)%
Metal	253,259	0.73%
Stock index	101,807	0.29%
Net unrealized gain on open long U.S. futures contracts	617,954	1.77%

Short U.S. Futures Contracts
Agricultural	88,268	0.25%
Energy	66,300	0.19%
Interest rate	(3,531)	(0.01)%
Metal	(13,544)	(0.04)%
Net unrealized gain on open short U.S. futures contracts	137,493	0.39%

Long Foreign Futures Contracts
Agricultural	(2,036)	(0.01)%
Interest rate
LIF 3M Euribor (420 contracts, Sep 2010 - Sep 2012)	475,341	1.36%
Other	205,803	0.59%
Stock index	187,532	0.54%
Net unrealized gain on open long foreign futures contracts	866,640	2.48%

Short Foreign Futures Contracts
Agricultural	9,566	0.03%
Interest rate	65,659	0.19%
Net unrealized gain on open short foreign futures contracts	75,225	0.22%

Net unrealized gain on open futures contracts	$1,697,312	4.86%

U.S. Forward Currency Contracts
Long	$13,053	0.04%
Short	(51,449)	(0.15)%
Net unrealized loss on open U.S. forward currency contracts	(38,396)	(0.11)%

Foreign Forward Currency Contracts
Long	6,403	0.02%
Short	60,555	0.17%
Net unrealized gain on open foreign forward currency contracts	66,958	0.19%

Net unrealized gain on open forward currency contracts	$28,562	0.08%

No individual futures or forward currency contract position constituted greater than one percent of net asset value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

Aspect Global Diversified Fund LP
Condensed Schedule of Investments
December 31, 2009
(Audited)

		Description	Fair Value	% of Partners’ Capital (Net Asset Value)

Government Sponsored Enterprise Notes
Face Value	Maturity Date
$2,000,000	3/30/10	Federal Home Loan Bank discount note (not callable), 1.10%	$2,018,783	6.43%
		Total government sponsored enterprise notes (cost: $2,009,778)	$2,018,783	6.43%

Long U.S. Futures Contracts
		Agricultural	$290,004	0.92%
		Currency	(7,350)	(0.02)%
		Energy	108,288	0.34%
		Interest rate	(307,955)	(0.98)%
		Metal	(181,592)	(0.58)%
		Stock index	93,052	0.30%
		Net unrealized loss on open long U.S. futures contracts	(5,553)	(0.02)%

Short U.S. Futures Contracts
		Agricultural	(8,230)	(0.03)%
		Energy	22,300	0.07%
		Interest rate	2,000	0.01%
		Metal	(17,106)	(0.05)%
		Net unrealized loss on open short U.S. futures contracts	(1.036)	(0.00)%

Long Foreign Futures Contracts
		Agricultural	55,580	0.18%
		Interest rate (1)	(347,237)	(1.11)%
		Stock index	196,445	0.63%
		Net unrealized loss on open long foreign futures contracts	(95,212)	(0.30)%

Short Foreign Futures Contracts
		Agricultural	475	0.00%
		Interest rate	9,096	0.03%
		Net unrealized gain on open short foreign futures contracts	9,571	0.03%

		Net unrealized loss on open futures contracts	$(92,230)	(0.29)%

U.S. Forward Currency Contracts
		Long	$(39,736)	(0.13)%
		Short	105,323	0.34%
		Net unrealized gain on open U.S. forward currency contracts	65,587	0.21%

Foreign Forward Currency Contracts
		Long	6,446	0.02%
		Short	(194,678)	(0.62)%
		Net unrealized loss on open foreign forward currency contracts	(188,232)	(0.60)%

		Net unrealized loss on open forward currency contracts	$(122,645)	(0.39)%

(1) No individual futures or forward currency contract position constituted greater than one percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

Aspect Global Diversified Fund LP
Statements of Operations
For the Three Months Ended March 31, 2010 and 2009
 (Unaudited)

	Three Months Ended March 31,
	2010	2009
Trading Gain (Loss)
Net realized gain (loss)	$(325,970)	$228,798
Net change in unrealized gain (loss)	1,940,749	(567,125)
Brokerage commissions	(18,874)	(6,465)
Net gain (loss) from trading	1,595,905	(344,792)

Net Investment Loss
Income
Interest income	7,341	18,884
Expenses
General Partner management fee	92,052	37,938
Trading Advisor management fee	203,448	85,808
Selling Agent fees – General Partner	53,233	4,483
Broker dealer servicing fee – General Partner	5,464	1,141
Broker dealer custodial fee – General Partner	14,224	1,792
Offering expenses – General Partner	74,249	76,488
Administrative expenses – General Partner	196,063	80,416
Total expenses	638,733	288,066
Administrative and offering expenses waived	(127,015)	(96,904)
Net total expenses	511,718	191,162
Net investment loss	(504,377)	(172,278)

Net Income (Loss)	$1,091,528	$(517,070)

	General Partner	Series A	Series B	Series I
Three Months Ended March 31, 2010
Increase in net asset value per Unit	$4.10	$2.36	$2.91	$3.50
Net income per Unit	$4.10	$2.60	$3.22	$3.60
(based on weighted average number of units outstanding)
Weighted average number of Units outstanding	4,011.5691	120,663.6756	109,312.6412	113,806.3365

Three Months Ended March 31, 2009
Decrease in net asset value per Unit	$(3.26)	$(3.81)	$(3.65)	$(3.83)
Net loss per Unit	$(3.27)	$(7.59)	$(7.57)	$(4.49)
(based on weighted average number of units outstanding)
Weighted average number of Units outstanding	4,011.5691	6,894.6023	12,729.2594	79,119.8362

The accompanying notes are an integral part of these financial statements.

Aspect Global Diversified Fund LP
Statements of Cash Flows
For the Three Months Ended March 31, 2010 and 2009
 (Unaudited)

	2010	2009
Cash flows from operating activities
Net income (loss)	$1,091,528	$(517,070)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized (gain) loss	(1,940,749)	567,125
Changes in
U.S. Treasury securities	—	(499,150)
Interest receivable	(678)	(267)
Commercial paper	—	1,993,829
Government sponsored enterprise notes	2,018,783	(2,000,467)
Administrative expenses payable – General Partner	5,698	11,971
Commissions and other trading expenses payable on open contracts	90	203
General Partner management fee payable	3,477	5,321
Trading Advisor management fee payable	14,406	39,862
Trading Advisor incentive fee payable	—	(326,088)
Selling Agent fees payable – General Partner	2,691	1,806
Broker dealer servicing fee payable – General Partner	224	307
Broker dealer custodial fee payable – General Partner	615	816
Offering expenses payable – General Partner	2,371	3,628
Net cash provided by (used in) operating activities	1,198,456	(718,174)

Cash flows from financing activities
Subscriptions	1,898,672	3,777,404
Subscriptions received in advance	2,308,869	5,734,939
Redemptions	(1,157,982)	(1,125,000)
Net cash provided by financing activities	3,049,559	8,387,343

Net increase in cash and cash equivalents	4,248,015	7,669,169
Cash and cash equivalents, beginning of period	32,081,573	11,229,458
Cash and cash equivalents, end of period	$36,329,588	$18,898,627

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$8,683,033	$2,765,548
Cash and cash equivalents	27,646,555	16,133,080
Total end of period cash and cash equivalents	$36,329,588	$18,898,627

Supplemental disclosure of cash flow information
Prior period redemptions paid	$189,947	$125,000
Prior period subscriptions received in advance	$1,957,075	$3,633,808

Supplemental schedule of non-cash financing activities
Redemptions payable	$532,381	$1,020,265

The accompanying notes are an integral part of these financial statements.

Aspect Global Diversified Fund LP
Statements of Changes in Partners’ Capital (Net Asset Value)
For the Three Months Ended March 31, 2010 and 2009
 (Unaudited)

	General Partner		Series A		Series B		Series I
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Three Months Ended March 31, 2010
Balance at December 31, 2009	4,011.5691	$434,130	110,813.7773	$9,492,784	104,085.6268	$9,610,394	112,253.4442	$11,863,406	$31,400,714
Net income		16,431		313,625		351,656		409,816	1,091,528
Subscriptions	—	—	15,592.4458	1,319,603	14,751.8180	1,336,413	11,519.9314	1,199,731	3,855,747
Redemptions	—	—	(1,198.7690)	(105,513)	(6,520.9156)	(601,574)	(7,634.1836)	(793,329)	(1,500,416)
Balance at March 31, 2010	4,011.5691	$450,561	125,207.4541	$11,020,499	112,316.5292	$10,696,889	116,139.1920	$12,679,624	$34,847,573

Three Months Ended March 31, 2009
Balance at December 31, 2008	4,011.5691	$507,314	1,598.6744	$166,755	3,692.0156	$408,780	66,355.1442	$8,349,440	$9,432,289
Net loss		(13,108)		(52,311)		(96,307)		(355,344)	(517,070)
Subscriptions	—	—	10,804.6421	1,132,114	19,105.6954	2,128,372	32,849.6491	4,150,726	7,411,212
Redemptions	—	—	—	—	—	—	(16,213.7680)	(2,020,265)	(2,020,265)
Balance at March 31, 2009	4,011.5691	$494,206	12,403.3165	$1,246,558	22,797.7110	$2,440,845	82,991.0253	$10,124,557	$14,306,166

	Net Asset Value Per Unit
	General Partner	Series A	Series B	Series I
March 31, 2010	$112.32	$88.02	$95.24	$109.18
December 31, 2009	108.22	85.66	92.33	105.68
March 31, 2009	123.20	100.50	107.07	122.00
December 31, 2008	126.46	104.31	110.72	125.83

The accompanying notes are an integral part of these financial statements.

Aspect Global Diversified Fund LP
Notes to Financial Statements
(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Description of the Fund

Aspect Global Diversified Fund LP (“Fund”) was formed as a Delaware Limited Partnership on March 23, 2007, and commenced investment operations on September 1, 2008.  The Fund issues units of limited partner interests (“Units”) in four series: Series A, Series B, Series C and Series I, which represent units of fractional undivided beneficial interest in and ownership of the Fund.  Only Series A, B and I Units are offered by the fund.  Series A, B and I Units will be re-designated as Series C Units after the Fee Limit has been reached.  The Series C Units are identical to these other Units except that the Series C Units only incur the Trading Advisor management fee, Trading Advisor incentive fee, brokerage expenses, General Partner management fee and administrative expenses.

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

The Fund uses a commodity trading advisor to engage in the speculative trading of futures and other financial instruments traded in the United States (U.S.) and internationally.  The Fund does not currently use options or swaps as part of its trading system, but may employ them in the future.

The Fund is a registrant with the U.S. Securities and Exchange Commission (“SEC”) pursuant to the U.S. Securities Act of 1933, as amended, (“1933 Act”) and the U.S. Securities Exchange Act of 1934, as amended, (“1934 Act”).  As a registrant, the Fund is subject to the regulations of the SEC and the disclosure requirements of the 1933 Act and the 1934 Act.  As a commodity pool, the Fund is subject to the regulations of the U.S. Commodity Futures Trading Commission (“CFTC”), an agency of the U.S. government, which regulates most aspects of the commodity futures industry; rules of the National Futures Association (“NFA”), an industry self-regulatory organization; rules of Financial Industry Regulatory Authority (“FINRA”), an industry self-regulatory organization; and the requirements of commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of its futures broker and Interbank market makers through which the Fund trades.

Steben & Company, Inc. (“General Partner”) is the general partner of the Fund and a Maryland corporation registered with the CFTC as a commodity pool operator and a commodities introducing broker, and is registered with the SEC as an investment advisor and a broker dealer.  Additionally, the General Partner is a member of the NFA and FINRA.  The General Partner manages all aspects of the Fund’s business and serves as one of the Fund’s selling agents.

Aspect Capital Limited (“Trading Advisor”) is currently the Fund’s sole trading advisor.  The Trading Advisor utilizes the Aspect Diversified Program (“Trading Program”), a proprietary, systematic trading system that deploys multiple trading strategies utilizing derivatives that seeks to identify and exploit directional moves in market behavior to a broad and diversified range of global markets including (but not limited to) equity indices, currencies, interest rate instruments, energy products, metals and agricultural commodities.

Significant Accounting Policies

Financial Accounting Standards Board Accounting Standards Codification

The Fund follows accounting standards established by the Financial Accounting Standards Board (“FASB”) to ensure consistent reporting of financial condition, results of operation and cash flows in conformity with accounting principles generally accepted in the U.S.  The accounting standards are embodied in the FASB Accounting Standards Codification, which became effective for periods ending on or after September 15, 2009.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Revenue Recognition

Futures, options on futures and forward currency contracts are recorded on a trade date basis, and gains or losses are realized when contracts are liquidated.  Unrealized gains and losses on open futures and forward currency contracts (the difference between contract trade price and fair value) are reported in the statements of financial condition as net unrealized gain or loss, as there exists a right of offset of any unrealized gains or losses.  Any change in net unrealized gain or loss from the preceding period is reported in the statements of operations.  Interest income earned on investments in commercial paper, U.S. Treasury securities, government sponsored enterprise notes and other cash and cash equivalent balances is recorded on the accrual basis.

Fair Value of Financial Instruments

Financial instruments are carried at fair value, the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Assets and liabilities carried at fair value are classified and disclosed in the following categories:

Level 1 –
Fair value is based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical instruments.  Financial instruments utilizing Level 1 inputs include exchange-traded derivatives and money market funds.

Level 2 –
Fair value is based on quoted prices for similar instruments in active markets and inputs other than quoted prices that are observable for the financial instrument, such as interest rates and yield curves that are observable at commonly quoted intervals using a market approach.  Financial instruments utilizing Level 2 inputs include forward currency contracts and government sponsored enterprise notes.

Level 3 –	Fair value is based on valuation techniques in which one or more significant inputs are unobservable. The Fund has no financial instruments utilizing Level 3 inputs.

U.S. Treasury securities are recorded at amortized cost plus accrued interest, which approximates fair value based on bid and ask quotes for identical instruments.  Commercial paper and government sponsored enterprise notes are recorded at amortized cost plus accrued interest, which approximates fair value based on bid and ask quotes for similar, but not identical, instruments.  As such, U.S. Treasury securities are classified within Level 1 and commercial paper and government sponsored enterprise notes are classified within Level 2.

The investments in money market funds, included in cash and cash equivalents in the statements of financial condition, and futures contracts, all of which are exchange-traded, are valued using quoted market prices for identical assets and are classified within Level 1.  The fair values of forward currency contracts are based upon third party quoted dealer values on the interbank market and are classified within Level 2.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the date of acquisition that are not held for sale in the ordinary course of business.  The Fund maintains cash and cash equivalents balances at Newedge USA, LLC and Newedge Group (U.K. Branch) (collectively “NUSA”), UBS Financial Services, Inc. (“UBS”) and Bank of America.  At March 31, 2010, cash and cash equivalents balances held at NUSA, UBS and Bank of America were $8,683,033, $7,389 and $27,639,166, respectively.  The Fund is at risk to the extent that it maintains balances with such institutions in excess of insured limits; however, the Fund does not believe it is exposed to any significant credit risk.

Brokerage Commissions

Brokerage commissions include other trading fees and are charged to expense when contracts are opened and closed.

Redemptions Payable

Redemptions payable represent redemptions that meet the requirements of the Fund and have been approved by the General Partner prior to period-end.  These redemptions have been recorded using the period-end net asset value per Unit.

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns.  The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses.  The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year.  Management has determined there are no material uncertain income tax positions through March 31, 2010.  All of the Fund’s income tax returns remain subject to federal, state or local income tax examinations.

Foreign Currency Transactions

The Fund has certain investments denominated in foreign currencies.  The purchase and sale of investments and income and expenses are translated at the rates of exchange prevailing on the respective dates of such transactions.  The Fund does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of investments held.  Such fluctuations are included with the net realized and unrealized gain (loss) on such investments.

Reclassification

Certain amounts in the 2009 financial statements have been reclassified to conform to the 2010 presentation without affecting previously reported partners’ capital (net asset value).

Subsequent Events

The Fund has evaluated subsequent events for potential recognition and/or disclosure through the date the financial statements were issued.

2.	Fair Value Disclosures

The Fund’s assets and liabilities measured at fair value on a recurring basis are summarized in the following tables by the type of inputs applicable to the fair value measurements.

At March 31, 2010
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts	$1,697,312	$—	$1,697,312
Net unrealized gain (loss) on open forward currency contracts	—	28,562	28,562
Cash and cash equivalents:
Money market funds	7,389	—	7,389
Total	$1,704,701	$28,562	$1,733,263

At December 31, 2009
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts	$(92,230)	$—	$(92,230)
Net unrealized gain (loss) on open forward currency contracts	—	(122,645)	(122,645)
Cash and cash equivalents:
Money market fund	20,871,136	—	20,871,136
Government sponsored enterprise notes	—	2,018,783	2,018,783
Total	$20,778,906	$1,896,138	$22,675,044

There were no Level 3 holdings at March 31, 2010 and December 31, 2009, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

At March 31, 2010 and for three months then ended, the Fund’s derivative contracts had the following impact on the statements of financial condition and the statements of operations:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net	Number of open contracts
Net unrealized gain (loss) on open futures contracts
Types of exposure
Agricultural	$246,389	$(104,763)	$141,626	353
Energy	286,267	(60)	286,207	122
Interest rate	918,204	(177,779)	740,425	1,526
Metal	267,351	(27,636)	239,715	74
Stock index	305,241	(15,902)	289,339	366
Net unrealized gain (loss) on open futures contracts	$2,023,452	$(326,140)	$1,697,312	2,441

Net unrealized gain (loss) on open forward currency contracts	$282,295	$(253,733)	$28,562	237

	Location of gain (loss) in statements of operations
Types of Exposure	Net realized gain (loss)	Number of realized contracts	Net change in unrealized gain (loss)
Futures contracts
Agricultural	$(253,022)	829	$(196,203)
Currency	(16,349)	6	7,350
Energy	(154,047)	445	155,619
Interest rate	700,789	2479	1,384,521
Metal	(780,926)	236	438,413
Stock index	(219,933)	738	(158)
Total futures contracts	(723,488)	4,733	1,789,542

Forward currency contracts	388,542	1,172	151,207
Net realized gain (loss)	$(334,946)
Net change in unrealized gain (loss)			$1,940,749

At December 31, 2009, the Fund’s derivative contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net	Number of open contracts
Net unrealized gain (loss) on open futures contracts
Types of exposure
Agricultural	$421,805	$(83,976)	$337,829	341
Currency	—	(7,350)	(7,350)	1
Energy	134,439	(3,851)	130,588	60
Interest rate	180,879	(824,975)	(644,096)	1,493
Metal	216,721	(415,419)	(198,698)	140
Stock index	304,167	(14,670)	289,497	323
Net unrealized gain (loss) on open futures contracts	$1,258,011	$(1,350,241)	$(92,230)	2,358

Net unrealized gain (loss) on open forward currency contracts	$271,180	$(393,825)	$(122,645)	170

For the three months ended March 31, 2009, the Fund’s derivative contracts had the following impact on the statements of operations:

	Location of gain (loss) in statements of operations
Types of Exposure	Net realized gain (loss)	Number of realized contracts	Net change in unrealized gain (loss)
Futures contracts
Agricultural	$(25,600)	217	$(50,161)
Energy	130,749	112	(16,626)
Interest rate	363,194	978	(279,290)
Metal	(61,320)	68	(2,394)
Stock index	(133,129)	275	(50,706)
Total futures contracts	273,894	1,650	(399,177)

Forward currency contracts	(41,467)	438	(167,948)
Net realized gain (loss)	$232,427
Net change in unrealized gain (loss)			$(567,125)

4.	General Partner

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

At March 31, 2010 and December 31, 2009, the General Partner had an investment of 4,011.5691 Units valued at $450,561 and $434,130, respectively.

The General Partner earns the following compensation:

■	General Partner Management Fee – each Series of Units incurs a monthly fee equal to 1/12th of 1.10% of the Fund’s month-end net asset value, payable in arrears.

■
Selling Agent Fees – the General Partner charges Series A Units a monthly fee equal to 1/12th of 2.00% of the outstanding Series A Units’ month-end net asset value, payable in arrears.  The General Partner pays to the selling agents an upfront fee of 2.00% of the aggregate subscription amount for the sale of Series A Units.  Beginning in the 13th month, the General Partner pays the selling agents a monthly fee in arrears equal to 1/12th of 2.00% of the outstanding Series A Units’ month-end net asset value.

■
Broker Dealer Servicing Fee – the General Partner charges Series A Units a monthly fee equal to 1/12th of 0.15% of the outstanding Series A Units’ month-end net asset value.  These fees are payable in arrears to the selling agents by the General Partner.  Where the General Partner acts as the selling agent, it retains these fees.

■
Broker Dealer Custodial Fee – the General Partner charges Series B Units that are held by broker dealers who act as custodian for Series B Units for the benefit of the limited partners, a monthly fee to such broker dealers equal to 1/12th of 0.60% of the outstanding Series B Units’ month-end net asset value.  These fees are payable in arrears to the selling agents by the General Partner.  Where the General Partner acts as the selling agent, it retains these fees.

5.	Trading Advisor

The Fund has an advisory agreement with the Trading Advisor pursuant to which the Fund incurs a monthly trading advisor management fee equal to 1/12th of 2.00% of the Fund’s trading level allocated to the Trading Program, payable in arrears.  The trading level is currently expected to be approximately 1.2 times the normal trading level of the Trading Program.  Therefore, the management fee will be 1/12th of 2.40% of the Fund’s month-end net asset value, payable in arrears.

The Trading Advisor is also eligible to receive a quarterly incentive fee, payable in arrears, equal to 20% of any new trading profits (as defined in the advisory agreement).

6.	Deposits with Brokers

The Fund deposits funds with its brokers, subject to CFTC regulations and various exchange and broker requirements.  Margin requirements are satisfied by the deposit of cash and U.S. Treasury securities.  The Fund earns interest income on its assets deposited with its brokers.  At March 31, 2010 and December 31, 2009 the Fund had margin requirements of $5,481,728 and $5,413,756, respectively.

7.	Administrative and Offering Expenses

The Fund reimburses the General Partner for actual monthly administrative expenses paid to various third-party service providers, including the General Partner, up to 1/12th of 0.95% of the Fund’s month-end net asset value, payable in arrears.  Actual administrative expenses may vary; however, such administrative expenses will not exceed 0.95% of the Fund’s net asset value per annum.  The administrative expenses include legal, accounting, clerical and other back office related expenses related to the administration of the Fund and all other associated costs incurred by the Fund.  For the three months ended March 31, 2010 and 2009, actual administrative expenses were $196,063 and $80,416, respectively, and such amounts are presented as administrative expenses – General Partner in the statements of operations.

Additionally, during the three months ended March 31, 2010 and 2009, the General Partner absorbed administrative expenses in excess of the 0.95% limitation of $115,529 and $46,283, respectively, and such amounts are included in administrative and offering expenses waived in the statements of operations.  At March 31, 2010 and December 31, 2009, $80,533 and $74,835, respectively, were payable to the General Partner for administrative expenses incurred on behalf of the Fund and not waived by the General Partner.  Such amounts are presented as administrative expenses payable – General Partner in the statements of financial condition.

The Fund reimburses the General Partner for actual ongoing offering expenses, up to 1/12th of 0.75% of the Fund’s month-end net asset value pro rata for each Series of Units except for the General Partner Units, payable monthly in arrears.  Actual ongoing offering expenses in excess of this limitation are absorbed by the General Partner.  For the three months ended March 31, 2010 and 2009, actual offering expenses were $74,249 and $76,488, respectively, and such amounts are presented as offering expenses – General Partner in the statements of operations.

Additionally, during the three months ended March 31, 2010 and 2009, the General Partner absorbed offering expenses in excess of the 0.75% limitation of $11,486 and $50,621, respectively, and such amounts are included in administrative and offering expenses waived in the statements of operations.  At March 31, 2010 and December 31, 2009, $21,942 and $19,571, respectively, were payable to the General Partner for offering expenses incurred on behalf of the Fund and not waived by the General Partner.  Such amounts are presented as offering expenses payable – General Partner in the statements of financial condition.

8.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner.  The minimum investment is $10,000.  Units are sold at the net asset value per Series A, B and I Units as of the close of business on the last day of the month in which the subscription is accepted.  Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted.  At March 31, 2010 and December 31, 2009, the Fund received advance subscriptions of $2,308,869 and $1,957,075, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to period-end.

The Fund is not required to make distributions, but may do so at the sole discretion of the General Partner.  A limited partner may request and receive redemption of Series A, B and I Units owned at the end of any month, subject to five business days’ prior written notice to the General Partner and certain circumstances, restrictions in the partnership agreement.

Series A Units redeemed prior to the first anniversary of the subscription date are subject to a redemption fee equal to the product of (i) 2.00% of the subscription price for such Series A Units on the subscription date, divided by twelve (ii) multiplied by the number of months remaining before the first anniversary of the subscription date.  Series B and I Units are not subject to the redemption fee.

The General Partner may require a limited partner to redeem from the Fund if the General Partner deems the redemption (a) necessary to prevent or correct the occurrence of a nonexempt prohibited transaction under the Employee Retirement Income Security Act of 1974, as amended, or the Internal Revenue Code of 1986, as amended, (b) beneficial to the Fund, or (c) necessary to comply with any applicable government or self regulatory agency regulations.  Limited partners will not be required to pay any redemption fees if such limited partners are subject to a mandatory redemption of their Units within the first year of purchase.

9.	Trading Activities and Related Risks

The Fund engages in the speculative trading of futures, options and over-the-counter contracts, including forward currency contracts traded in the U.S. and internationally (collectively, “derivatives”).  The Fund is exposed to both market risk, the risk arising from a change in the fair value of a contract and credit risk, the risk of failure by another party to perform according to the terms of a contract.

Purchase and sale of futures contracts requires margin deposits with futures brokers. Additional deposits may be necessary for any loss on contract value.  The Commodity Exchange Act (“CEAct”) requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities.  A customer’s cash and other property (for example, U.S. Treasury securities) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements.  In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available.  It is possible that the recovered amount could be less than (or none of) the total cash and other property deposited.  The Fund utilizes Newedge USA, LLC as its futures broker and Newedge Group (U.K. Branch) as its options broker and forward currency counterparty.

For futures contracts, risks arise from changes in the market value of the contracts.  Theoretically, the Fund is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.  In addition to market risk, upon entering into commodity interest contracts there is a credit risk that the counterparty will not be able to meet its obligations to the Fund.  The counterparty for futures and options on futures contracts traded in the U.S. and on most non-U.S. futures exchanges is the clearinghouse associated with such exchanges.  In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk.  In cases where the clearinghouse is not backed by the clearing members, like some non-U.S. exchanges, it is normally backed by a consortium of banks or other financial institutions.

In the case of forward contracts, over-the-counter options contracts or swap contracts, which are traded on the Interbank or other institutional market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a clearinghouse backed by a group of financial institutions; thus, there likely will be greater counterparty credit risk.  The Fund trades only with those counterparties that it believes to be creditworthy.  However, there can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Fund.

The Fund trades forward currency contracts in unregulated markets between principals and assumes the risk of loss from counterparty nonperformance.  Accordingly, the risks associated with forward currency contracts are generally greater than those associated with exchange traded contracts because of the greater risk of counterparty default.  Additionally, the trading of forward currency contracts typically involves delayed cash settlement.

The Fund utilizes UBS as its cash management securities broker for the investment of a portion of the Fund’s excess margin amounts into short-term fixed income instruments including high quality commercial paper (interest bearing with some credit risk), U.S. Treasury securities and government sponsored enterprise notes with durations of less than one year.  Fluctuations in prevailing interest rates could cause immaterial market-to-market losses on the Fund’s fixed income instruments, although substantially all of the short-term investments are held to maturity.

The net unrealized gain (loss) on open futures and forward currency contracts is comprised of the following:

	Futures Contracts (exchange-traded)		Forward Currency Contracts (non-exchange-traded)
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Gross unrealized gain	$2,023,452	$1,258,011	$282,295	$271,180
Gross unrealized loss	(326,140)	(1,350,241)	(253,733)	(393,825)
Net unrealized gain (loss)	$1,697,312	$(92,230)	$28,562	$(122,645)

The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so.  The limited partners bear the risk of loss only to the extent of the fair value of their respective investments and, in certain circumstances, distributions and redemptions received.

10.	Indemnifications

In the normal course of business, the Fund may enter into contracts and agreements that contain a variety of representations and warranties and which provide general indemnifications.  The Fund’s maximum exposure under these arrangements cannot be estimated.  However, the Fund believes that it is unlikely it will have to make material payments under these arrangements and has not recorded any contingent liability in the financial statements for such indemnifications.

11.	Interim Financial Statements

The statements of financial condition, including the condensed schedule of investments, at March 31, 2010, the statements of operations for the three months ended March 31, 2010 and 2009, the statements of cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2010 and 2009 and the accompanying notes to the financial statements are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. may be omitted pursuant to such rules and regulations.  In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at March 31, 2010, results of operations for the three months ended March 31, 2010 and 2009, cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2010 and 2009.  The results of operations for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year or any other period.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

12.	Financial Highlights

The following information presents per unit operating performance results and other supplemental financial ratios for the three months ended March 31, 2010 and 2009.  This information has been derived from information presented in the financial statements for Limited Partner Units and assumes that a Unit is outstanding throughout the entire period.

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Series A Units	Series B Units	Series I Units	Series A Units	Series B Units	Series I Units
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$85.66	$92.33	$105.68	$104.31	$110.72	$125.83
Income (loss) from operations
Gain (loss) from trading (1)	3.96	4.28	4.89	(1.59)	(1.85)	(2.18)
Net investment loss (1)	(1.60)	(1.37)	(1.39)	(2.22)	(1.80)	(1.65)
Total income (loss) from operations	2.36	2.91	3.50	(3.81)	(3.65)	(3.83)
Net asset value per Unit at end of period	$88.02	$95.24	$109.18	$100.50	$107.07	$122.00

Total return	2.75%	3.15%	3.30%	(3.65)%	(3.30)%	(3.05)%

Supplemental Financial Ratios
Ratios to average net asset value
Total expenses (2) (3) (4)	7.61%	6.03%	5.36%	9.28%	7.20%	5.86%
Net investment loss (2) (3) (4)	(7.52)%	(5.94)%	(5.27)%	(8.64)%	(6.57)%	(5.26)%

Total returns are calculated based on the change in value of a Series A, Series B or Series I Units during the period.  An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

(1)
The net investment loss per unit is calculated by dividing the net investment loss by the average number of Series A, Series B or Series I Units outstanding during the period.  Gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.  Such balancing amount may differ from the calculation of gain (loss) from trading per Unit due to the timing of trading gains and losses during the period relative to the number of Units outstanding.

(2)
All of the ratios under the supplemental data are computed net of involuntary waivers of administrative and offering expenses.  For the three months ended March 30, 2010 and 2009, the ratios are net of 1.41% and 1.48% effect of waived administrative expenses, respectively.  For the three months ended March 31, 2010 and 2009, the ratios are net of 0.14% and 1.68% effect of waived offering expenses, respectively.

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

(4)	Ratios have been annualized.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Using the Trading Advisor, the Fund engages in the speculative trading of futures contracts and other financial instruments.  The Fund primarily trades futures contracts within six major market sectors:  interest rates, equity indices, energy products, currencies, metals and agricultural commodities.

Liquidity

Most U.S. commodity exchanges limit fluctuations in futures contracts prices during a single day by regulations referred to as daily price fluctuation limits or daily limits.  During a single trading day, no trades may be executed at prices beyond the daily limit.  Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated.  Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses which could exceed the margin initially committed to such trades.  Additionally, even if futures prices have not moved the daily limit, the Fund may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place.  Other than these limitations on liquidity, which are inherent in the Fund’s futures trading operations, the Fund’s assets are expected to be highly liquid.

Redemptions may be made by a limited partner as of the last business day of any month at the net asset value on such redemption date of the redeemed Units (or portion thereof) on that date, on five business days’ prior written notice to the General Partner.  Partial redemptions must be for at least $1,000, unless such requirement is waived by the General Partner.  In addition, the limited partner, if making a partial redemption, must maintain at least $10,000 or his original investment amount, whichever is less, in the Fund unless such requirement is waived by the General Partner.

At March 31, 2010, illiquidity has not materially affected the Fund’s assets.  There are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Fund’s liquidity increasing or decreasing in any material way.

Capital Resources

The Fund intends to raise additional capital only through the sale of Units and does not intend to raise capital through borrowing.  Due to the nature of the Fund’s business, the Fund does not contemplate making capital expenditures.  The Fund does not have, nor does it expect to have, any capital assets.  Redemptions, exchanges and sales of Units in the future will affect the amount of funds available for investment in futures contracts and other financial instruments in subsequent periods.  It is not possible to estimate the amount, and therefore the impact, of future inflows and outflows funds related to the sale and redemption of Units.  There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Fund’s capital resource arrangements at the present time.

Results of Operations

The returns for Series A, B, and I Units for the three months ended March 31, 2010 and 2009 were:

	March 31,
Series of Units	2010	2009
Series A	2.75%	(3.65)%
Series B	3.15%	(3.30)%
Series I	3.30%	(3.05)%

Past performance is not necessarily indicative of future results.  Further analysis of the trading gains and losses is provided below.

2010

January

The Fund’s Series A, B and I Units were down 3.61%, 3.49% and 3.44%, respectively, for the month of January 2010.  After positive performance in the first two weeks of the year, a reversal in investor risk appetite resulted in a loss for the calendar month.  The change in sentiment was driven, in part, by disappointing earnings announcements and fears over potential monetary tightening in China as the People’s Bank of China increased banks’ reserve requirements and introduced measures aimed at curbing lending.  As a result, the Fund’s long positions in stock indices and the net short exposure to the U.S. dollar saw losses.  Long positions in fixed income markets benefited from the move toward risk aversion, some U.K. data and comments by both the Bank of England and the ECB.  In addition, the strengthening U.S. dollar and poorer growth outlook also resulted in many commodities markets selling off. This was particularly detrimental to the Fund’s long positioning in the oil complex and industrial metals.  Oil prices faced additional downward pressure due to an increase in inventories and milder weather in the Unites States.  In agriculturals, gains on the long exposure to sugar markets, whose price rallied due to supply concerns, more than offset losses on long positions in the soy complex and cotton.

February

The Fund’s Series A, B and I Units ended the month of February up 2.44%, 2.57% and 2.63%, respectively.  The month of February was, to a large degree, dominated by news relating to the debt crisis within the Euro area.  The prevailing macroeconomic sentiment oscillated between risk aversion and inflationary concerns with the former being marginally dominant over the calendar month.  As a result, the Fund saw profits from long positions in both short-term interest rate futures contracts and some bond markets.  Positive performance was also seen in other sectors with long positions in energy contracts benefiting from the further upward move in prices during the middle of the month and the weakness of the EU euro and British pound providing opportunity for profits in the currencies sector.  Smaller positive contributions were seen from small long exposures in both stock indices and metals; the price action in each of these sectors were similar as a sell-off at the beginning of the month was followed by a recovery during the remainder of the month as risk aversion fears dominated.  The largest negative performance was seen in agricultural commodities.  The longer-term bull market in sugar reversed sharply from multi-year highs as output in both Brazil and India rose.

March

The Fund’s Series A, B and I Units were up 4.06%, 4.19% and 4.24%, respectively, for the month of March 2010.  Data pointing to economic recovery drove the prices of risky assets higher, despite some continued concerns about European sovereign debt mid-month.  Consequently, global stock markets rallied, producing good profits for the Fund, and bond markets sold off.  Japanese Government Bonds were the Fund’s worst performer. In currencies, emerging market and commodity currencies strengthened against the U.S. dollar to the benefit of the Fund’s positioning, while European interest rate markets were buoyed by concerns over Greece and poor economic data out of the U.K. Commodities markets generally followed the direction of stock markets and finished the month higher.  In energies, this resulted in positive performance on long positions in the oil complex, but the Fund also profited on the short side from the decline in the natural gas price following milder weather in the U.S. and a build-up in inventories.  In agricultural commodities, positive performance on short positions in corn and wheat was offset by losses in sugar and coffee.  The sugar losses were incurred early in the month when prices fell to 11-week lows as the supply outlook improved.  Good profits were seen in industrial metals, especially nickel which reached 22-month highs.

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

March

The Fund’s Series A Units were down 4.55%, Series B Units were down 4.40% and Series I Units were down 4.23% for the month of March 2009. Although most global stock markets remain in negative territory year to date, many saw a strong rally during March, to the detriment of the Fund’s short positions. Investor risk appetite appeared to return following some positive corporate earnings news and the U.S. Federal Reserve’s revamped toxic asset repurchase and quantitative easing plans. The S&P 500 had its strongest monthly rally since October 2002, recovering from a 12-year low on March 9. The Federal Reserve’s plan to repurchase debt caused U.S. fixed income markets to rally. U.S. interest rate markets and European fixed income markets followed and the Fund’s long positions performed positively in fixed income sectors. In currency, the announcement of the Treasury’s new plans resulted in the U.S. dollar weakening against major currencies and consequently a give-back of some of the profits the Fund had generated on the back of U.S. dollar strength since the third quarter of 2008. U.S. dollar weakness and revised inflationary expectations caused commodities markets to rally to the detriment of the Fund’s short positions. This was seen particularly in metals, where strategic buying by China caused the prices of base metals to rally. Precious metals on the other hand declined as investors sold out of safe haven assets, contrary to the Fund’s long positioning. Energy markets followed stock markets’ direction, with crude oil prices rising over 10% this month, despite OPEC announcing that it will not cut output.

Off-Balance Sheet Risk

The term off-balance sheet risk refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss.  The Fund trades in futures and forward contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk.  In entering into these contracts there exists a risk to the Fund, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable.  If the markets should move against all of the futures interests positions of the Fund at the same time, and if the Trading Advisor was unable to offset futures interest positions of the Fund, the Fund could lose all of its assets and the Limited Partners would realize a 100% loss.  The General Partner attempts to decrease market risk through maintenance of a margin-to-equity ratio that rarely exceeds 30%.

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

The Fund uses U.S. Treasury securities, government sponsored enterprise notes and investment grade commercial paper with maturities of less than one year.  Investment grade commercial paper is an unsecured, short-term debt instrument issued by a corporation with maturities rarely longer than 270 days.  Commercial paper is not usually backed by any form of collateral, so only commercial paper issued by firms with high-quality debt ratings will be used.  As commercial paper is not backed by the full faith and credit of the U.S. government, if the issuing corporation defaults on their obligations to the Fund, the Fund bears the risk of loss of the amount expected to be received.

Significant Accounting Estimates

Management believes that the application of the accounting policy for the fair value of financial instruments, which is significant to the Fund’s financial position and results of operations, requires judgments and estimates on the part of management.  A summary of all of the Fund’s significant accounting policies are included in Note 1 to the Financial Statements.

The Fund’s financial instruments are carried at fair value.  In determining fair value, management uses inputs that are observable in active or inactive markets for identical or similar instruments.  The Fund’s investments in money market funds are valued based on published closing prices for identical instruments.  Similarly, the fair value of exchange-traded futures contracts are based on exchange settlement prices.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4: Controls and Procedures

The General Partner of the Fund, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at March 31, 2010 (the “Evaluation Date”).  Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

There has been no change in internal control over financial reporting that occurred during the first quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Part II:  Other Information

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended March 31, 2010.  Under the Fund’s Partnership Agreement, Limited Partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit.  Redemptions of Units during the first quarter of 2010 were as follows:

	January	February	March	Total
A Units
Units redeemed	—	—	1,198.7690	1,198.7690
Average net asset value per Unit	—	—	$88.02	$88.02

B Units
Units redeemed	2,747.0477	689.2354	3,084.6325	6,520.9156
Average net asset value per Unit	$89.11	$91.41	$95.24	$92.25

I Units
Units redeemed	4,336.8347	2,078.3005	1,219.0484	7,634.1836
Average net asset value per Unit	$102.05	$104.73	$109.18	$103.92

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Reserved

Item 5.  Other Information

None.

Item 6.  Exhibits

The following exhibits are filed herewith or incorporated by reference.

Description of Exhibit

Exhibit No.

1.1***	Form of Selling Agreement

4.1****	Limited Partnership Agreement

4.2*****	Amended and Restated Limited Partnership Agreement

10.1***	Form of Amended and Restated Advisory Agreement between the Fund and the Trading Advisor

10.1.1****	Form of Second Amended and Restated Advisory Agreement between the Fund and the Trading Advisor

10.2*	Form of Commodity Brokerage Agreement between the Fund and Newedge

10.3**	Form of Corporate Cash Management Account Agreement between the Fund and UBS

31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Section 1350 Certification of Chief Executive Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: May 14, 2010	ASPECT GLOBAL DIVERSIFIED FUND LP

	By:	Steben & Company, Inc.
General Partner

By:	/s/ Kenneth E. Steben
Name:	Kenneth E. Steben
Title:	President, Chief Executive Officer and Director of the General Partner (Principal Executive Officer)

By:	/s/ Carl A. Serger
Name:	Carl A. Serger
Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)

E-1