Form 10-Q
period 2010-06-30
Aspect Global Diversified Fund LP
filed 2010-08-12
CIK 1414581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes [ X ]     No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [    ]     No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

[ ] Large accelerated filer	[ ] Accelerated filer

[ ] Non-accelerated filer	[ X ] Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [    ]     No [ X ]

Part I:  Financial Information
Item 1.  Financial Statements

Aspect Global Diversified Fund LP
Statements of Financial Condition
June 30, 2010 (Unaudited) and December 31, 2009 (Audited)

	June 30, 2010	December 31, 2009
Assets
Equity in broker trading accounts
Cash	$9,046,261	$9,216,600
Net unrealized gain (loss) on open futures contracts	1,773,183	(92,230)
Net unrealized loss on open forward currency contracts	(551,474)	(122,645)
Interest receivable	641	189
Total equity in broker trading accounts	10,268,611	9,001,914
Cash and cash equivalents	31,282,240	22,864,973
Government sponsored enterprise notes, at fair value	--	2,018,783
Total assets	$41,550,851	$33,885,670

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fee payable	$229,960	$189,042
Commissions and other trading fees payable on open contracts	7,077	3,732
Administrative expenses payable – General Partner	85,604	74,835
Broker dealer custodial fee payable – General Partner	4,990	4,397
Broker dealer servicing fee payable – General Partner	1,957	1,685
General Partner management fee payable	35,071	28,705
Offering expenses payable – General Partner	23,913	19,571
Selling Agent fees payable – General Partner	19,382	15,967
Redemptions payable	346,109	189,947
Subscriptions received in advance	2,626,602	1,957,075
Total liabilities	3,380,665	2,484,956
Partners’ Capital (Net Asset Value)
General Partner Units – 4,011.5691 units outstanding at
June 30, 2010 and December 31, 2009	448,406	434,130
Series A Units – 132,731.2497 units and 110,813.7773 units outstanding
at June 30, 2010 and December 31, 2009, respectively	11,510,645	9,492,784
Series B Units – 113,956.3882 units and 104,085.6268 units outstanding
at June 30, 2010 and December 31, 2009, respectively	10,734,951	9,610,394
Series I Units – 143,098.2372 units and 112,253.4442 units outstanding
at June 30, 2010 and December 31, 2009, respectively	15,476,184	11,863,406
Total partners’ capital (net asset value)	38,170,186	31,400,714
Total liabilities and partners’ capital (net asset value)	$41,550,851	$33,885,670

The accompanying notes are an integral part of these financial statements.

Aspect Global Diversified Fund LP
Condensed Schedule of Investments
June 30, 2010
(Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
Long U.S. Futures Contracts
Agricultural	$5,853	0.02%
Interest rate (1)	611,111	1.60%
Metal	66,390	0.17%
Stock index	(3,585)	(0.01)%
Net unrealized gain on open long U.S. futures contracts	679,769	1.78%

Short U.S. Futures Contracts
Agricultural	(2,479)	(0.01)%
Energy	179,504	0.47%
Metal	(44,478)	(0.12)%
Stock index	30,680	0.08%
Net unrealized gain on open short U.S. futures contracts	163,227	0.42%

Long Foreign Futures Contracts
Agricultural	12,540	0.03%
Interest rate (1)	860,697	2.25%
Stock index	(56,861)	(0.15)%
Net unrealized gain on open long foreign futures contracts	816,376	2.13%

Short Foreign Futures Contracts
Agricultural	(113)	(0.00)%
Interest rate	(14,949)	(0.04)%
Stock index	128,873	0.34%
Net unrealized gain on open short foreign futures contracts	113,811	0.30%

Net unrealized gain on open futures contracts	$1,773,183	4.63%

U.S. Forward Currency Contracts
Long	$(60,861)	(0.16)%
Short	(65,778)	(0.17)%
Net unrealized loss on open U.S. forward currency contracts	(126,639)	(0.33)%

Foreign Forward Currency Contracts
Long	(354,792)	(0.93)%
Short	(70,043)	(0.18)%
Net unrealized loss on open foreign forward currency contracts	(424,835)	(1.11)%

Net unrealized loss on open forward currency contracts	$(551,474)	(1.44)%

(1) No individual futures or forward currency contract position constituted greater than one percent of net asset value.  Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

Aspect Global Diversified Fund LP
Condensed Schedule of Investments
December 31, 2009
(Audited)

		Description	Fair Value	% of Partners’ Capital (Net Asset Value)

Government Sponsored Enterprise Notes
Face Value	Maturity Date
$2,000,000	3/30/10	Federal Home Loan Mortgage Corporation, 1.10%	$2,018,783	6.43%
		Total government sponsored enterprise notes (cost: $2,009,778)	$2,018,783	6.43%

Long U.S. Futures Contracts
		Agricultural	$290,004	0.92%
		Currency	(7,350)	(0.02)%
		Energy	108,288	0.34%
		Interest rate	(307,955)	(0.98)%
		Metal	(181,592)	(0.58)%
		Stock index	93,052	0.30%
		Net unrealized loss on open long U.S. futures contracts	(5,553)	(0.02)%

Short U.S. Futures Contracts
		Agricultural	(8,230)	(0.03)%
		Energy	22,300	0.07%
		Interest rate	2,000	0.01%
		Metal	(17,106)	(0.05)%
		Net unrealized loss on open short U.S. futures contracts	(1,036)	(0.00)%

Long Foreign Futures Contracts
		Agricultural	55,580	0.18%
		Interest rate (1)	(347,237)	(1.11)%
		Stock index	196,445	0.63%
		Net unrealized loss on open long foreign futures contracts	(95,212)	(0.30)%

Short Foreign Futures Contracts
		Agricultural	475	0.00%
		Interest rate	9,096	0.03%
		Net unrealized gain on open short foreign futures contracts	9,571	0.03%

		Net unrealized loss on open futures contracts	$(92,230)	(0.29)%

U.S. Forward Currency Contracts
		Long	$(39,736)	(0.13)%
		Short	105,323	0.34%
		Net unrealized gain on open U.S. forward currency contracts	65,587	0.21%

Foreign Forward Currency Contracts
		Long	6,446	0.02%
		Short	(194,678)	(0.62)%
		Net unrealized loss on open foreign forward currency contracts	(188,232)	(0.60)%

		Net unrealized loss on open forward currency contracts	$(122,645)	(0.39)%

(1) No individual futures or forward currency contract position constituted greater than one percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

Aspect Global Diversified Fund LP
Statements of Operations
For the Three and Six Months Ended June 30, 2010 and 2009
 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Trading Gain (Loss)
Net realized gain (loss)	$586,033	$(3,173,881)	$260,063	$(2,945,083)
Net change in unrealized gain (loss)	(504,165)	(28,912)	1,436,584	(596,037)
Brokerage commissions and trading expenses	(25,341)	(24,403)	(44,215)	(30,868)
Net gain (loss) from trading	56,527	(3,227,196)	1,652,432	(3,571,988)

Net Investment Loss
Income
Interest income	35,712	16,363	43,053	35,247
Expenses
Trading Advisor management fee	229,960	119,256	433,408	205,064
General Partner management fee	104,155	53,426	196,207	91,364
Selling Agent fees	57,846	14,997	111,079	19,480
Broker dealer servicing fee – General Partner	5,851	2,420	11,315	3,561
Broker dealer custodial fee – General Partner	15,122	7,170	29,346	8,962
Administrative expenses – General Partner	212,411	119,546	408,474	199,962
Offering expenses – General Partner	78,019	134,864	152,268	211,352
Total expenses	703,364	451,679	1,342,097	739,745
Administrative and offering expenses waived	(128,390)	(170,765)	(255,405)	(267,669)
Net total expenses	574,974	280,914	1,086,692	472,076
Net investment loss	(539,262)	(264,551)	(1,043,639)	(436,829)
Net Income (Loss)	$(482,735)	$(3,491,747)	$608,793	$(4,008,817)

	Series A	Series B	Series I	General Partner
Three Months Ended June 30, 2010
Decrease in net asset value per Unit	$(1.30)	$(1.04)	$(1.03)	$(0.54)
Net loss per Unit (based on weighted average number of units outstanding)	$(1.39)	$(1.08)	$(1.34)	$(0.54)
Weighted average number of Units outstanding	129,580.7673	114,163.0690	132,958.0374	4,011.5691
Three Months Ended June 30, 2009
Decrease in net asset value per Unit	$(16.25)	$(16.97)	$(19.18)	$(18.88)
Net loss per Unit (based on weighted average number of units outstanding)	$(20.34)	$(20.67)	$(21.26)	$(18.88)
Weighted average number of Units outstanding	27,820.9528	49,127.2406	86,303.9540	4,011.5691

	Series A	Series B	Series I	General Partner
Six Months Ended June 30, 2010
Increase in net asset value per Unit	$1.06	$1.87	$2.47	$3.56
Net income per Unit (based on weighted average number of units outstanding)	$1.07	$2.05	$1.87	$3.56
Weighted average number of Units outstanding	125,110.0453	111,655.1874	124,416.9005	4,011.5691
Six Months Ended June 30, 2009
Decrease in net asset value per Unit	$(20.06)	$(20.62)	$(23.01)	$(22.14)
Net loss per Unit (based on weighted average number of units outstanding)	$(34.22)	$(34.64)	$(26.49)	$(22.15)
Weighted average number of Units outstanding	18,065.5577	32,089.7556	82,672.0194	4,011.5691

The accompanying notes are an integral part of these financial statements.

Aspect Global Diversified Fund LP
Statements of Cash Flows
For the Six Months Ended June 30, 2010 and 2009
 (Unaudited)

	2010	2009
Cash flows from operating activities
Net income (loss)	$608,793	$(4,008,817)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized (gain) loss	(1,436,584)	596,037
Changes in
Interest receivable	(452)	13
Government sponsored enterprise notes	2,018,783	(2,012,401)
Commercial paper	--	1,993,829
U.S. Treasury securities	--	(499,605)
Trading Advisor management fee payable	40,918	73,306
Trading Advisor incentive fee payable	--	(326,088)
Commissions and other trading expenses payable on open contracts	3,345	2,433
Administrative expenses payable – General Partner	10,769	24,708
Broker dealer custodial fee payable – General Partner	593	2,452
Broker dealer servicing fee payable – General Partner	272	671
General Partner management fee payable	6,366	9,221
Offering expenses payable – General Partner	4,342	6,287
Selling Agent fees payable – General Partner	3,415	5,359
Net cash provided by (used in) operating activities	1,260,560	(4,132,595)

Cash flows from financing activities
Subscriptions	6,496,881	14,407,708
Subscriptions received in advance	2,626,602	3,778,249
Redemptions	(2,137,115)	(4,145,265)
Net cash provided by financing activities	6,986,368	14,040,692

Net increase in cash and cash equivalents	8,246,928	9,908,097
Cash and cash equivalents, beginning of period	32,081,573	11,229,458
Cash and cash equivalents, end of period	$40,328,501	$21,137,555

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$9,046,261	$5,626,390
Cash and cash equivalents	31,282,240	15,511,165
Total end of period cash and cash equivalents	$40,328,501	$21,137,555

Supplemental disclosure of cash flow information
Prior period redemptions paid	$189,947	$125,000
Prior period subscriptions received in advance	$1,957,075	$3,633,808

Supplemental schedule of non-cash financing activities
Redemptions payable	$346,109	$1,000,000

The accompanying notes are an integral part of these financial statements.

Aspect Global Diversified Fund LP
Statements of Changes in Partners’ Capital (Net Asset Value)
For the Six Months Ended June 30, 2010 and 2009
 (Unaudited)

	Series A		Series B		Series I		General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Six Months Ended June 30, 2010
Balance at December 31, 2009	110,813.7773	$9,492,784	104,085.6268	$9,610,394	112,253.4442	$11,863,406	4,011.5691	$434,130	$31,400,714
Net income		133,579		228,766		232,172		14,276	608,793
Subscriptions	24,539.7525	2,113,449	21,023.2692	1,937,815	40,567.9268	4,402,692		--	8,453,956
Redemptions	(2,622.2801)	(229,167)	(11,152.5078)	(1,042,024)	(9,723.1338)	(1,022,086)		--	(2,293,277)
Balance at June 30, 2010	132,731.2497	$11,510,645	113,956.3882	$10,734,951	143,098.2372	$15,476,184	4,011.5691	$448,406	$38,170,186

Six Months Ended June 30, 2009
Balance at December 31, 2008	1,598.6744	$166,755	3,692.0156	$408,780	66,355.1442	$8,349,440	4,011.5691	$507,314	$9,432,289
Net loss		(618,224)		(1,111,528)		(2,190,223)		(88,842)	(4,008,817)
Subscriptions	38,326.9304	3,815,211	61,645.1581	6,589,799	62,235.5689	7,636,506		--	18,041,516
Redemptions		--		--	(43,244.9698)	(5,020,265)		--	(5,020,265)
Balance at June 30, 2009	39,925.6048	$3,363,742	65,337.1737	$5,887,051	85,345.7433	$8,775,458	4,011.5691	$418,472	$18,444,723

	Net Asset Value Per Unit
	Series A	Series B	Series I	General Partner
June 30, 2010	$86.72	$94.20	$108.15	$111.78
December 31, 2009	85.66	92.33	105.68	108.22
June 30, 2009	84.25	90.10	102.82	104.32
December 31, 2008	104.31	110.72	125.83	126.46

The accompanying notes are an integral part of these financial statements.

Aspect Global Diversified Fund LP
Notes to Financial Statements
(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Description of the Fund

Aspect Global Diversified Fund LP (“Fund”) is a Delaware limited partnership, which operates as a commodity investment pool, that commenced investment operations on September 1, 2008.  The Fund issues units of limited partner interests (“Units”) in four series: Series A, Series B, Series C and Series I, which represent units of fractional undivided beneficial interest in and ownership of the Fund.  Only Series A, B and I Units are offered by the fund.  Series A, B and I Units will be re-designated as Series C Units after the Fee Limit has been reached.  The Series C Units are identical to these other Units except that the Series C Units only incur the Trading Advisor management fee, Trading Advisor incentive fee, brokerage expenses, General Partner management fee and administrative expenses.

The Fee Limit is the total amount of selling agent commissions, broker dealer servicing fees paid to the selling agents, payments for wholesalers, payments for sales conferences, and other offering expenses that are items of compensation to FINRA members (but excluding among other items, the production and printing of prospectuses and related collateral material, as well as various legal and regulatory fees) paid by particular Series A, B or I Units when it is equal to 10.00% of the original purchase price paid by holders of those particular Units.

The Fund uses a commodity trading advisor to engage in the speculative trading of futures contracts, forward currency contracts and other financial instruments traded in the United States (“U.S.”) and internationally.

The Fund is a registrant with the U.S. Securities and Exchange Commission (“SEC”) pursuant to the U.S. Securities Exchange Act of 1933, as amended, (“1933 Act”) and the U.S. Securities Exchange Act of 1934, as amended, (“1934 Act”).  As a registrant, the Fund is subject to the regulations of the SEC and the disclosure requirements of the 1933 Act and the 1934 Act.  As a commodity pool, the Fund is subject to the regulations of the U.S. Commodity Futures Trading Commission (“CFTC”), an agency of the U.S. government, which regulates most aspects of the commodity futures industry; rules of the National Futures Association (“NFA”), an industry self-regulatory organization; rules of Financial Industry Regulatory Authority (“FINRA”), an industry self-regulatory organization; and the requirements of commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of its futures broker and interbank market makers through which the Fund trades.

Under its Amended and Restated Limited Partnership Agreement (“Partnership Agreement”), the Fund’s business and affairs are managed and conducted by the Fund’s general partner, Steben & Company, Inc. (“General Partner”), a Maryland corporation.  The General Partner is registered with the CFTC as a commodity pool operator and a commodities introducing broker, and is registered with the SEC as an investment advisor and a broker dealer.  Additionally, the General Partner is a member of the NFA and FINRA.  The General Partner manages all aspects of the Fund’s business and serves as one of the Fund’s selling agents.

Aspect Capital Limited (“Trading Advisor”) is the sole trading advisor for the Fund.  The Trading Advisor uses the Aspect Diversified Program (“Trading Program”), a proprietary, systematic trading system that deploys multiple trading strategies utilizing derivatives that seeks to identify and exploit directional moves in market behavior to a broad and diversified range of global markets including stock indices, currencies, interest rate instruments, energy products, metals and agricultural commodities.

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

Revenue Recognition

Futures, options on futures contracts and forward currency contracts are recorded on a trade date basis, and gains or losses are realized when contracts are liquidated.  Unrealized gains and losses on open futures and forward currency contracts (the difference between contract trade price and fair value) are reported in the statements of financial condition as net unrealized gain or loss, as there exists a right of offset of any unrealized gains or losses.  Any change in net unrealized gain or loss from the preceding period is reported in the statements of operations.  Interest income earned on investments in commercial paper, U.S. Treasury securities, government sponsored enterprise notes and other cash and cash equivalent balances is recorded on an accrual basis.

Fair Value of Financial Instruments

Financial instruments are carried at fair value, the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Assets and liabilities carried at fair value are classified and disclosed in the following categories:

Level 1 –
Fair value is based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical instruments.  Financial instruments utilizing Level 1 inputs include exchange-traded derivatives, U.S. Treasury securities and money market funds.

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

U.S. Treasury securities are recorded at amortized cost, which approximates fair value based on bid and ask quotes for identical instruments.  Commercial paper and government sponsored enterprise notes are recorded at amortized cost, which approximates fair value based on bid and ask quotes for similar, but not identical, instruments.  Accordingly, U.S. Treasury securities are classified within Level 1 and commercial paper and government sponsored enterprise notes are classified within Level 2.

The investment in money market fund, included in cash and cash equivalents in the statements of financial condition, and futures contracts, all of which are exchange-traded, are valued using quoted market prices for identical assets and are classified within Level 1.  The fair values of forward currency contracts are based upon third-party quoted dealer values on the interbank market and are classified within Level 2.

Derivative Instruments

Effective January 1, 2009, the Fund adopted new guidance issued by FASB regarding derivatives and hedging.  The Fund’s derivative contracts are comprised of futures and forward currency contracts.  These derivative contracts are recorded in the statements of financial condition as assets measured at fair value and the related realized and change in unrealized gain or loss associated with these derivatives is recorded in the statements of operations.  The Fund has considered the counterparty credit risk related to all its futures and forward currency contracts and does not deem any counterparty credit risk material at this time.  The Fund does not designate any derivative instruments as hedging instruments.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the date of acquisition that are not held for sale in the ordinary course of business.  The Fund maintains cash and cash equivalents balances at Newedge USA, LLC and Newedge Group (U.K. Branch) (collectively “NUSA”), UBS Financial Services, Inc. (“UBS”) and Bank of America.  At June 30, 2010, cash and cash equivalents balances held at NUSA, UBS and Bank of America were $9,046,261, $7,392 and $31,274,848, respectively.  The Fund is at risk to the extent that it maintains balances with such institutions in excess of insured limits; however, the Fund does not believe it is exposed to any significant credit risk.

Brokerage Commissions and Trading Expenses

Brokerage commissions and trading expenses include brokerage and other trading fees, and are charged to expense when contracts are opened and closed.

Redemptions Payable

Redemptions payable represent redemptions that meet the requirements of the Fund and have been approved by the General Partner prior to period-end.  These redemptions have been recorded using the period-end net asset value per Unit.

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns.  The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses.  The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year.  Management has determined there are no material uncertain income tax positions through June 30, 2010.  All of the Fund’s income tax returns remain subject to federal, state or local income tax examinations.

Foreign Currency Transactions

The Fund has certain investments denominated in foreign currencies.  The purchase and sale of investments and income and expenses are translated at the rates of exchange prevailing on the respective dates of such transactions.  The Fund does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of investments held.  Such fluctuations are included with the net realized and unrealized gain or loss on such investments.

Reclassification

Certain amounts in the 2009 financial statements have been reclassified to conform to the 2010 presentation without affecting previously reported partners’ capital (net asset value).

Subsequent Events

The Fund has evaluated subsequent events for potential recognition and/or disclosure through the date the financial statements were issued.

2.	Fair Value Disclosures

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At June 30, 2010
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts	$1,773,183	$--	$1,773,183
Net unrealized loss on open forward currency contracts	--	(551,474)	(551,474)
Cash and cash equivalents:
Money market fund	7,392	--	7,392
Total	$1,780,575	$(551,474)	$1,229,101

At December 31, 2009
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts	$(92,230)	$--	$(92,230)
Net unrealized loss on open forward currency contracts	--	(122,645)	(122,645)
Cash and cash equivalents:
Money market fund	20,871,136	--	20,871,136
Government sponsored enterprise notes	--	2,018,783	2,018,783
Total	$20,778,906	$1,896,138	$22,675,044

There were no Level 3 holdings at June 30, 2010 and December 31, 2009, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

At June 30, 2010, the Fund’s derivative contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net
Net unrealized gain (loss) on open futures contracts
Agricultural	$84,793	$(68,992)	$15,801
Energy	195,254	(15,750)	179,504
Interest rate	1,515,570	(58,711)	1,456,859
Metal	79,217	(57,305)	21,912
Stock index	160,156	(61,049)	99,107
Net unrealized gain (loss) on open futures contracts	$2,034,990	$(261,807)	$1,773,183

Net unrealized loss on open forward currency contracts	$113,591	$(665,065)	$(551,474)

At June 30, 2010, there were 2,291 open futures contracts and 283 open forward currency contracts.

For the three and six months ended June 30, 2010, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural	$(390,267)	$(125,825)	$(643,289)	$(322,028)
Currency	(14,144)	--	(30,493)	7,350
Energy	(836,550)	(106,703)	(990,597)	48,916
Interest rate	2,769,722	716,434	3,470,511	2,100,955
Metal	(266,135)	(217,803)	(1,047,061)	220,610
Stock index	(836,063)	(190,232)	(1,055,996)	(190,390)
Total futures contracts	426,563	75,871	(296,925)	1,865,413

Forward currency contracts	184,189	(580,036)	572,731	(428,829)

Total futures and forward currency contracts	$610,752	$(504,165)	$275,806	$1,436,584

For the three and six months ended June 30, 2010, the number of futures contracts closed was 5,967 and 10,700, respectively, and the number of forward currency contracts closed was 1,814 and 2,986, respectively.

At December 31, 2009, the Fund’s derivative contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net
Net unrealized gain (loss) on open futures contracts
Agricultural	$421,805	$(83,976)	$337,829
Currency	--	(7,350)	(7,350)
Energy	134,439	(3,851)	130,588
Interest rate	180,879	(824,975)	(644,096)
Metal	216,721	(415,419)	(198,698)
Stock index	304,167	(14,670)	289,497
Net unrealized gain (loss) on open futures contracts	$1,258,011	$(1,350,241)	$(92,230)

Net unrealized loss on open forward currency contracts	$271,180	$(393,825)	$(122,645)

At December 31, 2009, there were 2,358 open futures contracts and 170 open forward currency contracts.

For the three and six months ended June 30, 2009, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural	$(119,821)	$173,992	$(145,421)	$123,831
Currency	5,671	--	5,671	--
Energy	(921,830)	76,836	(791,081)	60,210
Interest rate	(915,431)	(372,404)	(552,237)	(651,694)
Metal	(419,977)	(172,130)	(481,297)	(174,524)
Stock index	(445)	94,433	(133,574)	43,727
Total futures contracts	(2,371,833)	(199,273)	(2,097,939)	(598,450)

Forward currency contracts	(808,406)	170,361	(849,873)	2,413

Total futures and forward currency contracts	$(3,180,239)	$(28,912)	$(2,947,812)	$(596,037)

For the three and six months ended June 30, 2009, the number of futures contracts closed was 5,134 and 6,784, respectively, and the number of forward currency contracts closed was 1,302 and 1,776, respectively.

4.	General Partner

The General Partner contributed $500,000 to the initial trading capital of the Fund and in exchange was issued General Partner Units.  In accordance with the Partnership Agreement, the General Partner will maintain its interest in the capital of the Fund at no less than the greater of: (i) 1% of aggregate capital contributions to the Fund by all Partners (including the General Partner’s contribution) or (ii) $25,000.  The General Partner shares in the profits and losses of the Fund in proportion to its respective ownership interest.

At June 30, 2010 and December 31, 2009, the General Partner had an investment of 4,011.5691 Units valued at $448,406 and $434,130, respectively.

The General Partner earns the following compensation:

▪	General Partner Management Fee – each Series of Units incurs a monthly fee equal to 1/12th of 1.10% of the Fund’s month-end net asset value, payable in arrears.

▪
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

▪
Broker Dealer Servicing Fee – the General Partner charges Series A Units a monthly fee equal to 1/12th of 0.15% of the outstanding Series A Units’ month-end net asset value.  These fees are payable in arrears to the selling agents by the General Partner.  Where the General Partner acts as the selling agent, it retains these fees.

▪
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

The Fund has an agreement with the Trading Advisor, pursuant to which the Fund incurs a monthly management fee, payable monthly to the Trading Advisor in arrears, equal to 1/12th of 2% of the Fund’s trading level (as defined in the advisory agreement) and an incentive fee, payable quarterly in arrears, equal to 20% of new trading profits (as defined in the advisory agreement).  The Fund’s trading level is currently expected to be approximately 1.2 times the normal trading level of the Trading Program.

6.	Deposits with Brokers

To meet margin requirements, the Fund deposits funds with its brokers, subject to CFTC regulations and various exchange and broker requirements.  The Fund earns interest income on its assets deposited with its brokers.  At June 30, 2010 and December 31, 2009, the Fund had margin requirements of $3,745,336 and $5,413,756, respectively.

7.	Administrative and Offering Expenses

The Fund reimburses the General Partner for actual monthly administrative expenses paid to various third-party service providers, including the General Partner, up to 1/12th of 0.95% of the Fund’s month-end net asset value, payable in arrears.  Actual administrative expenses may vary; however, such administrative expenses will not exceed 0.95% of the Fund’s net asset value per annum.  The administrative expenses include legal, accounting, clerical and other back office related expenses related to the administration of the Fund and all other associated costs incurred by the Fund.  For the three months ended June 30, 2010 and 2009, actual administrative expenses were $212,411 and $119,546, respectively.  For the six months ended June 30, 2010 and 2009, actual administrative expenses were $408,474 and $199,962, respectively.  Such amounts are presented as administrative expenses – General Partner in the statements of operations.

Additionally, during the three months ended June 30, 2010 and 2009, the General Partner absorbed administrative expenses in excess of the 0.95% limitation of $121,386 and $72,328, respectively.  During the six months ended June 30, 2010 and 2009, the General Partner absorbed administrative expenses in excess of the 0.95% limitation of $236,915 and $118,611, respectively.  Such amounts are included in administrative and offering expenses waived in the statements of operations.

At June 30, 2010 and December 31, 2009, $85,604 and $74,835, respectively, were payable to the General Partner for administrative expenses incurred on behalf of the Fund and not waived by the General Partner.  Such amounts are presented as administrative expenses payable – General Partner in the statements of financial condition.

The Fund reimburses the General Partner for actual ongoing offering expenses, up to 1/12th of 0.75% of the Fund’s month-end net asset value pro rata for each Series of Units except for the General Partner Units, payable monthly in arrears.  Actual ongoing offering expenses in excess of this limitation are absorbed by the General Partner.  For the three months ended June 30, 2010 and 2009, offering expenses were $78,019 and $134,846, respectively.  For the six months ended June 30, 2010 and 2009, offering expenses were $152,268 and $211,352, respectively.  Such amounts are presented as offering expenses – General Partner in the statements of operations.

Additionally, during the three months ended June 30, 2010 and 2009, the General Partner absorbed offering expenses in excess of the 0.75% limitation of $7,004 and $98,437, respectively.  During the six months ended June 30, 2010 and 2009, the General Partner absorbed offering expenses in excess of the 0.75% limitation of $18,490 and $149,058, respectively.  Such amounts are included in administrative and offering expenses waived in the statements of operations.  At June 30, 2010 and December 31, 2009, $23,913 and $19,571, respectively, were payable to the General Partner for offering expenses incurred on behalf of the Fund and not waived by the General Partner.  Such amounts are presented as offering expenses payable – General Partner in the statements of financial condition.

8.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner.  The minimum investment is $10,000.  Units are sold at the net asset value per Series A, B and I Units as of the close of business on the last day of the month in which the subscription is accepted.  Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted.  At June 30, 2010 and December 31, 2009, the Fund received advance subscriptions of $2,626,602 and $1,957,075, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to period-end.

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

The General Partner may require a limited partner to redeem from the Fund if the General Partner deems the redemption (a) necessary to prevent or correct the occurrence of a nonexempt prohibited transaction under the Employee Retirement Income Security Act of 1974, as amended, or the Internal Revenue Code of 1986, as amended, (b) beneficial to the Fund, or (c) necessary to comply with any applicable government or self-regulatory agency regulations.  Limited partners will not be required to pay any redemption fees if such limited partners are subject to a mandatory redemption of their Units within the first year of purchase.

9.	Trading Activities and Related Risks

The Fund engages in the speculative trading of futures, options and over-the-counter contracts, including forward currency contracts traded in the U.S. and internationally.  Trading in derivatives exposes the fund to both market risk, the risk arising from a change in the fair value of a contract and credit risk, the risk of failure by another party to perform according to the terms of a contract.

Purchase and sale of futures contracts requires margin deposits with futures brokers. Additional deposits may be necessary for any loss on contract value.  The Commodity Exchange Act (“CEAct”) requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities.  A customer’s cash and other property (for example, U.S. Treasury securities) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements.  In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available.  It is possible that the recovered amount could be less than (or none of) the total cash and other property deposited.  The Fund uses Newedge USA, LLC as its futures broker and Newedge Group (U.K. Branch) as its options broker and forward currency counterparty.

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

In the case of forward currency contracts, over-the-counter options contracts or swap contracts, which are traded on the interbank or other institutional market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a clearinghouse backed by a group of financial institutions; thus, there likely will be greater counterparty credit risk.  While the Fund trades only with those counterparties that it believes to be creditworthy, there can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Fund.

The Fund trades forward currency contracts in unregulated markets between principals and assumes the risk of loss from counterparty nonperformance.  Accordingly, the risks associated with forward currency contracts are generally greater than those associated with exchange-traded contracts because of the greater risk of counterparty default.  Additionally, the trading of forward currency contracts typically involves delayed cash settlement.

The Fund uses UBS as its cash management securities broker for the investment of a portion of the Fund’s excess margin amounts into short-term fixed income instruments including commercial paper, U.S. Treasury securities and government sponsored enterprise notes with maturities of less than one year.  Fluctuations in prevailing interest rates could cause immaterial market-to-market losses on the Fund’s fixed income instruments, although substantially all of the short-term investments are held to maturity.

The net unrealized gain or loss on open futures and forward currency contracts is comprised of the following:

	Futures Contracts (exchange-traded)		Forward Currency Contracts (non-exchange-traded)
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Gross unrealized gain	$2,034,990	$1,258,011	$113,591	$271,180
Gross unrealized loss	(261,807)	(1,350,241)	(665,065)	(393,825)
Net unrealized gain (loss)	$1,773,183	$(92,230)	$(551,474)	$(122,645)

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

The statements of financial condition, including the condensed schedule of investments, at June 30, 2010, the statements of operations for the three and six months ended June 30, 2010 and 2009, the statements of cash flows and changes in partners’ capital (net asset value) for the six months ended June 30, 2010 and 2009 and the accompanying notes to the financial statements are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. may be omitted pursuant to such rules and regulations.  In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at June 30, 2010, results of operations for the three and six months ended June 30, 2010 and 2009, cash flows and changes in partners’ capital (net asset value) for the six months ended June 30, 2010 and 2009.  The results of operations for the three and six months ended June 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year or any other period.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

12.	Financial Highlights

The following information presents per unit operating performance results and other supplemental financial ratios for the three and six months ended June 30, 2010 and 2009.  This information has been derived from information presented in the financial statements for limited partner Units and assumes that a Unit is outstanding throughout the entire period:

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Series A Units	Series B Units	Series I Units	Series A Units	Series B Units	Series I Units
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$88.02	$95.24	$109.18	$100.50	$107.07	$122.00
Loss from operations
Gain (loss) from trading (1)	0.26	0.28	0.35	(14.36)	(15.40)	(17.66)
Net investment loss (1)	(1.56)	(1.32)	(1.38)	(1.89)	(1.57)	(1.52)
Total loss from operations	(1.30)	(1.04)	(1.03)	(16.25)	(16.97)	(19.18)
Net asset value per Unit at end of period	$86.72	$94.20	$108.15	$84.25	$90.10	$102.82

Total return (5)	(1.48)%	(1.09)%	(0.94)%	(16.17)%	(15.85)%	(15.72)%

Other Financial Ratios
Ratios to average net asset value
Total expenses (2) (3) (4)	7.49%	5.93%	5.47%	8.65%	6.79%	5.70%
Net investment loss (2) (3) (4)	(7.11)%	(5.55)%	(5.07)%	(8.27)%	(6.40)%	(5.34)%

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	Series A Units	Series B Units	Series I Units	Series A Units	Series B Units	Series I Units
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$85.66	$92.33	$105.68	$104.31	$110.72	$125.83
Income (loss) from operations
Gain (loss) from trading (1)	4.22	4.56	5.22	(16.30)	(17.50)	(19.84)
Net investment loss (1)	(3.16)	(2.69)	(2.75)	(3.76)	(3.12)	(3.17)
Total income (loss) from operations	1.06	1.87	2.47	(20.06)	(20.62)	(23.01)
Net asset value per Unit at end of period	$86.72	$94.20	$108.15	$84.25	$90.10	$102.82

Total return (5)	1.24%	2.03%	2.34%	(19.23)%	(18.62)%	(18.29)%

Other Financial Ratios
Ratios to average net asset value
Total expenses (2) (3) (4)	7.57%	6.00%	5.38%	8.51%	6.68%	5.80%
Net investment loss (2) (3) (4)	(7.33)%	(5.76)%	(5.13)%	(8.08)%	(6.25)%	(5.32)%

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

(2)
All of the ratios under the supplemental data are computed net of involuntary waivers of administrative and offering expenses.  For the three months ended June 30, 2010 and 2009, the ratios are net of 1.31% and 1.64% effect of waived administrative expenses, respectively.  For the three months ended June 30, 2010 and 2009, the ratios are net of 0.08% and 2.29% effect of waived offering expenses, respectively.  For the six months ended June 30, 2010 and 2009, the ratios are net of 1.36 % and 1.56 % effect of waived administrative expenses, respectively.  For the six months ended June 30, 2010 and 2009, the ratios are net of 0.11 % and 2.02% effect of waived offering expenses, respectively.

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

(4)	Ratios have been annualized.
(5)	Ratios have not been annualized.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Using a professional trading advisor, the Fund engages in the speculative trading of futures contracts, forward currency contracts and other financial instruments.  The Fund primarily trades futures contracts within six major market sectors: stock indices, currencies, interest rate instruments, energy products, metals and agricultural commodities.

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

At June 30, 2010, illiquidity has not materially affected the Fund’s assets.  There are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Fund’s liquidity increasing or decreasing in any material way.

Capital Resources

The Fund intends to raise additional capital only through the sale of Units and does not intend to raise capital through borrowing.  Due to the nature of the Fund’s business, the Fund does not have, nor does it expect to have, any capital assets.  Redemptions, exchanges and sales of Units in the future will affect the amount of funds available for investment in futures contracts and other financial instruments in subsequent periods.  It is not possible to estimate the amount, and therefore the impact, of future capital inflows and outflows related to the sale and redemption of Units.  There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Fund’s capital resource arrangements at the present time.

Results of Operations

The returns for Series A, B, and I Units for the six months ended June 30, 2010 and 2009 were:

Series of Units	2010	2009
Series A	1.24%	(19.23)%
Series B	2.03%	(18.62)%
Series I	2.34%	(18.29)%

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

April

The Fund’s Series A, B and I Units were up 1.82%, 1.95% and 2.01%, respectively, for the month of April 2010.  Competing drivers of returns characterized the month.  Strong economic data and positive earnings announcements aided long equity positions in the early part of the month, but these gains were mostly given back as sentiment reversed following the announcement of SEC charges against Goldman Sachs and sovereign credit downgrades in Europe.  The latter events, however, provided good opportunities for the Fund’s long fixed income positions, notably in Europe and Japan.  Positive returns in currency markets were driven by a weakening EU dollar and emerging market exposure.  Performance in commodities was mixed.  The Fund benefited from a continued rise in the oil market, but incurred modest losses in other commodity sectors.  Agricultural markets painted a mixed picture with gains on short positions in sugar being offset by losses on short exposures to grains.  Base metals declined following more bearish economic sentiment towards the end of the month, resulting in small losses on long positions in aluminum and copper.

May

The Fund’s Series A, B and I Units finished the month down 4.01%, 3.88% and 3.83%, respectively.  Most of the performance in the month was driven by a sell-off in stock indices and commodities which hurt the Fund’s long exposures in these sectors.  Fears of contagion in the European debt crisis drove stock markets downward.  Energy markets also fell sharply during this period and these two sectors finished as the Fund’s worst performers for the month.  Their performance impact for the remainder of the month was relatively muted as the fund’s systematic trading models adjusted position sizes to offset the importance of the price reversals.  Performance in industrial metals followed a similar pattern, but was partly offset by profits in gold, which hit new highs mid-month.  Fixed income markets also saw positive performance throughout the month as general risk aversion saw these markets rally.  The best performances came from long positions in European and UK markets at both ends of the yield curve.  The strengthening US dollar yielded good profits for long positions against the major European currencies, but these were offset by losses elsewhere in the sector, most notably against the Australian dollar.

June

The Fund’s Series A, B and I Units finished the month up 0.80%, 0.93% and 0.98%, respectively.  Long positions in the fixed income markets drove gains as prices rallied toward the end of the month.  This happened as investors questioned the sustainability of global growth given the poor economic data out of the U.S., Japan, China and concerns about the creditworthiness of European banks and governments.  The central bank’s commitment to keep rates at current levels also helped boost the price of interest rate futures.  The currencies sector was the worst performer as losses on the short Swiss Franc and British Pound exposures offset small gains on the short Euro exposure.  The Swiss National Bank decided that deflationary risks were no longer a threat and stopped limiting the Swiss Franc’s strength, while in the UK, the emergency budget and commentary surrounding it caused the British Pound to strengthen against the U.S. dollar.  In agriculturals, NYMEX front-month coffee futures rallied 22% over the course of June, to the detriment of the Fund’s short position.  Price action was driven by concerns about global supply.  In energies, natural gas prices rallied in the first half of the month due to a combination of short covering and bullish inventory data.

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

April

The Fund’s Series A Units were down (4.18)%, Series B Units were down (4.05)% and Series I Units were down (4.00)% for the month of April 2009.  Performance suffered early in the month as the trend reversals seen in late March continued, most notably in currencies, and also in interest rate markets following the ECB’s surprise decision to only reduce rates by 25bps.  The interest rates sector recovered well to finish the month flat, but the currencies sector was unable to match this:  both the Sterling and the Canadian dollar recovered following recent weakness and the resulting losses outweighed the profits seen from the strengthening South African Rand.  In commodities, the energies and agricultural sectors recorded small profits driven by short positions in natural gas, which reached multi-year lows, and in lean hogs following concerns over swine flu.  Metals markets were less successful however; short positions in aluminum and nickel suffered as markets anticipated increased demand as equities rallied following the G20 summit.  Most stock index positions also suffered from this rally continuing in early April, but positions responded and small profits were seen in the MSCI Taiwan index and in European sector indices.

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

June

The Fund’s Series A Units were down (10.02)%, Series B Units were down (9.90)% and Series I Units were down (9.86)% for the month of June 2009.  The majority of the losses occurred early in the month and were driven by positions in the interest rates and metals sectors.  Rallying equity and commodities markets continued to boost investor optimism and also increased speculation that central banks would need to increase short-term rates to counteract inflationary pressures.  Consequently, the US dollar, which had been weakening since the Fed announced its quantitative easing policies in March, regained some of its strength and the recent trend in short-term interest rates reversed.  Eurodollar, short sterling and Euribor all saw their most aggressive selling since October 2008.  These sharp moves resulted in losses on the Fund’s long positions in these contracts.  In response, the Fund reduced its positions as volatility increased.  Performance in other sectors also reflected the difficult market environment for medium-term trend-following strategies.  The bonds sector saw some losses with the Fund’s short exposure to Japanese government bonds suffering from the weak outlook for the Japanese economy.  In currencies, the losses in US dollar positions were compounded by losses in the Swiss Franc and Japanese Yen; these were partially offset by gains on the Fund’s short Euro exposure.  Commodities markets meanwhile rallied during the month, benefiting long positions in agricultural commodities such as sugar and soy meal but resulted in losses on short positions in metals including aluminum.

Off-Balance Sheet Risk

The term off-balance sheet risk refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss.  The Fund trades in futures and forward currency contracts, and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk.  In entering into these contracts there exists a risk to the Fund, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable.  If the markets should move against all of the futures interests positions of the Fund at the same time, and if the Trading Advisor was unable to offset futures interest positions of the Fund, the Fund could lose all of its assets and the limited partners would realize a 100% loss.  The General Partner attempts to decrease market risk through maintenance of a margin-to-equity ratio that rarely exceeds 30%.

In addition to subjecting the Fund to market risk, upon entering into futures and forward contracts there is a risk that the counterparty will not be able to meet its obligations to the Fund.  The counterparty for futures contracts traded in the U.S. and on most non-U.S. exchanges is the clearinghouse associated with such exchange.  In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this risk.  In cases where the clearinghouse is not backed by the clearing members, like some non-U.S. exchanges, it is normally backed by a consortium of banks or other financial institutions.

In the case of forward currency contracts, which are traded on the interbank market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a group of financial institutions; thus there may be a greater counterparty risk. The General Partner uses only those counterparties that it believes to be creditworthy for the Fund.  All positions of the Fund are valued each day on a mark-to-market basis.  There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Fund.

The Fund uses U.S. Treasury securities, government sponsored enterprise notes and commercial paper with maturities of less than one year.  Commercial paper is an unsecured, short-term debt instrument issued by a corporation with maturities rarely longer than 270 days.  Commercial paper is not usually backed by any form of collateral, therefore only commercial paper issued by firms with high-quality debt ratings will be used.

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

In the absence of an active market closing price, estimates are involved in determining fair value.  The Fund’s cash management securities broker, futures broker and forward currency counterparty use third-party pricing services to value investments that do not trade on active markets.  These third-party pricing services use a market approach which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4: Controls and Procedures

The General Partner of the Fund, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at June 30, 2010 (the “Evaluation Date”).  Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

There has been no change in internal control over financial reporting that occurred during the six months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Part II:  Other Information

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended June 30, 2010.  Under the Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit.  Redemptions of Units during the three months ended June 30, 2010 were as follows:

	April	May	June	Total
A Units
Units redeemed	225.3931	649.1323	548.9857	1,423.5111
Average net asset value per Unit	$89.62	$86.03	$86.72	$86.86

B Units
Units redeemed	1,687.1252	853.6522	2,090.8148	4,631.5922
Average net asset value per Unit	$97.10	$93.33	$94.20	$95.10

I Units
Units redeemed	948.2005	201.8687	938.8810	2,088.9502
Average net asset value per Unit	$111.37	$107.10	$108.15	$109.51

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Reserved

Item 5.  Other Information

None.

Item 6.  Exhibits

The following exhibits are filed herewith or incorporated by reference.

Exhibit No.	Description of Exhibit
1.1***	Form of Selling Agreement

4.1****	Limited Partnership Agreement

4.2*****	Amended and Restated Limited Partnership Agreement

10.1***	Form of Amended and Restated Advisory Agreement between the Fund and the Trading Advisor

10.1.1****	Form of Second Amended and Restated Advisory Agreement between the Fund and the Trading Advisor

10.2*	Form of Commodity Brokerage Agreement between the Fund and Newedge

10.3**	Form of Corporate Cash Management Account Agreement between the Fund and UBS

31.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

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

SIGNATURES

Pursuant to the requirements of the U.S. Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2010	ASPECT GLOBAL DIVERSIFIED FUND LP

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

	By:	/s/ Carl A. Serger
	Name:	Carl A. Serger
	Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)