Form 10-Q
period 2010-09-30
Aspect Global Diversified Fund LP
filed 2010-11-10
CIK 1414581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

Commission file number:  000-53453

ASPECT GLOBAL DIVERSIFIED FUND LP

Organized in Delaware	IRS Employer Identification No.: 72-3236572

c/o Steben & Company, Inc.
2099 Gaither Road, Suite 200, Rockville, Maryland 20850
(240) 631-7600

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
Yes [    ]     No [ X ]

Part I:  Financial Information
Item 1.  Financial Statements

Aspect Global Diversified Fund LP
Statements of Financial Condition
September 30, 2010 (Unaudited) and December 31, 2009 (Audited)

	September 30, 2010	December 31, 2009
Assets
Equity in broker trading accounts
Cash	$14,927,451	$9,216,600
Net unrealized gain (loss) on open futures contracts	1,999,888	(92,230)
Net unrealized gain (loss) on open forward currency contracts	885,109	(122,645)
Interest receivable	1,119	189
Total equity in broker trading accounts	17,813,567	9,001,914
Cash and cash equivalents	32,101,610	22,864,973
Government sponsored enterprise notes, at fair value	-	2,018,783
Total assets	$49,915,177	$33,885,670

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fee payable	$266,201	$189,042
Trading Advisor incentive fee payable	35,895	--
Commissions and other trading fees payable on open contracts	11,371	3,732
Administrative expenses payable – General Partner	35,952	74,835
Broker dealer custodial fee payable – General Partner	5,581	4,397
Broker dealer servicing fee payable – General Partner	2,344	1,685
General Partner management fee payable	43,594	28,705
Offering expenses payable – General Partner	29,723	19,571
Selling Agent fees payable – General Partner	23,944	15,967
Redemptions payable	58,720	189,947
Subscriptions received in advance	1,693,569	1,957,075
Total liabilities	2,206,894	2,484,956
Partners’ Capital (Net Asset Value)
General Partner Units – 4,011.5691 units outstanding at
September 30, 2010 and December 31, 2009	483,682	434,130
Series A Units – 153,966.1969 units and 110,813.7773 units outstanding
at September 30, 2010 and December 31, 2009, respectively	14,258,596	9,492,784
Series B Units – 120,328.0082 units and 104,085.6268 units outstanding
at September 30, 2010 and December 31, 2009, respectively	12,151,940	9,610,394
Series I Units – 179,248.3627 units and 112,253.4442 units outstanding
at September 30, 2010 and December 31, 2009, respectively	20,814,065	11,863,406
Total partners’ capital (net asset value)	47,708,283	31,400,714
Total liabilities and partners’ capital (net asset value)	$49,915,177	$33,885,670

The accompanying notes are an integral part of these financial statements.

Aspect Global Diversified Fund LP
Condensed Schedule of Investments
September 30, 2010
(Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
Long U.S. Futures Contracts
Agricultural (1)	$520,156	1.09%
Currency	1,763	0.00%
Interest rate (1)	529,671	1.11%
Metal (1)	793,863	1.66%
Stock index	71,453	0.15%
Net unrealized gain on open long U.S. futures contracts	1,916,906	4.01%

Short U.S. Futures Contracts
Agricultural	(26,833)	(0.06)%
Energy	(279,994)	(0.59)%
Metal	(12,178)	(0.03)%
Stock index	(4,050)	(0.01)%
Net unrealized loss on open short U.S. futures contracts	(323,055)	(0.69)%

Long Foreign Futures Contracts
Agricultural	21,096	0.04%
Interest rate	458,059	0.96%
Stock index	(11,544)	(0.02)%
Net unrealized gain on open long foreign futures contracts	467,611	0.98%

Short Foreign Futures Contracts
Agricultural	(5,972)	(0.01)%
Interest rate	(8,229)	(0.02)%
Stock index	(47,373)	(0.10)%
Net unrealized loss on open short foreign futures contracts	(61,574)	(0.13)%

Net unrealized gain on open futures contracts	$1,999,888	4.17%

U.S. Forward Currency Contracts
Long (1)	$621,409	1.30%
Short	(271,293)	(0.57)%
Net unrealized gain on open U.S. forward currency contracts	350,116	0.73%

Foreign Forward Currency Contracts
Long	(32,575)	(0.07)%
Short (1)	567,568	1.19%
Net unrealized gain on open foreign forward currency contracts	534,993	1.12%

Net unrealized gain on open forward currency contracts	$885,109	1.85%

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

Aspect Global Diversified Fund LP
Statements of Operations
For the Three and Nine Months Ended September 30, 2010 and 2009
 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Trading Gain (Loss)
Net realized gain (loss)	$2,131,124	$394,324	$2,391,187	$(2,550,759)
Net change in unrealized gain	1,663,288	1,562,883	3,099,872	966,846
Brokerage commissions and trading expenses	(28,198)	(22,558)	(72,413)	(53,426)
Net gain (loss) from trading	3,766,214	1,934,649	5,418,646	(1,637,339)

Net Investment Loss
Income
Interest income	38,184	10,482	81,237	45,729
Expenses
Trading Advisor management fee	266,201	150,815	699,609	355,879
Trading Advisor incentive fee	35,895	--	35,895	--
General Partner management fee	120,720	67,948	316,927	159,312
Selling Agent fees	66,891	32,905	177,970	52,385
Broker dealer servicing fee – General Partner	6,595	3,808	17,910	7,367
Broker dealer custodial fee – General Partner	15,838	10,561	45,184	19,525
Administrative expenses – General Partner	105,370	108,579	448,922	308,541
Offering expenses – General Partner	167,525	96,065	319,793	307,417
Total expenses	785,035	470,681	2,062,210	1,210,426
Administrative and offering expenses waived	(85,217)	(98,608)	(275,700)	(366,277)
Net total expenses	699,818	372,073	1,786,510	844,149
Net investment loss	(661,634)	(361,591)	(1,705,273)	(798,420)
Net Income (Loss)	$3,104,580	$1,573,058	$3,713,373	$(2,435,759)

	Series A	Series B	Series I	General Partner
Three Months Ended September 30, 2010
Increase in net asset value per Unit	$5.89	$6.79	$7.97	$8.79
Net income per Unit (based on weighted average number of units outstanding)	$6.20	$6.98	$8.48	$8.79
Weighted average number of Units outstanding	144,063.6227	116,661.4714	160,693.2039	4,011.5691

Three Months Ended September 30, 2009
Increase in net asset value per Unit	$4.60	$5.29	$6.20	$6.80
Net income per Unit (based on weighted average number of units outstanding)	$6.59	$6.12	$6.80	$6.80
Weighted average number of Units outstanding	66,687.4396	80,019.9196	90,698.9106	4,011.5691

	Series A	Series B	Series I	General Partner
Nine Months Ended September 30, 2010
Increase in net asset value per Unit	$6.95	$8.66	$10.44	$12.35
Net income per Unit (based on weighted average number of units outstanding)	$7.78	$9.19	$11.63	$12.35
Weighted average number of Units outstanding	131,929.3558	113,427.5809	137,059.2882	4,011.5691

Nine Months Ended September 30, 2009
Decrease in net asset value per Unit	$(15.46)	$(15.33)	$(16.81)	$(15.34)
Net loss per Unit (based on weighted average number of units outstanding)	$(5.07)	$(12.98)	$(18.37)	$(15.34)
Weighted average number of Units outstanding	35,328.3057	47,937.0794	85,615.4035	4,011.5691

The accompanying notes are an integral part of these financial statements.

Aspect Global Diversified Fund LP
Statements of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009
 (Unaudited)

	2010	2009
Cash flows from operating activities
Net income (loss)	$3,713,373	$(2,435,759)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized gain	(3,099,872)	(966,846)
Changes in
Interest receivable	(930)	(387)
Government sponsored enterprise notes	2,018,783	(2,015,592)
Commercial paper	--	1,993,829
Trading Advisor management fee payable	77,159	104,866
Trading Advisor incentive fee payable	35,895	(326,088)
Commissions and other trading expenses payable on open contracts	7,639	2,587
Administrative expenses payable – General Partner	(38,883)	37,528
Broker dealer custodial fee payable – General Partner	1,184	3,909
Broker dealer servicing fee payable – General Partner	659	1,365
General Partner management fee payable	14,889	17,812
Offering expenses payable – General Partner	10,152	12,145
Selling Agent fees payable – General Partner	7,977	13,471
Net cash provided by (used in) operating activities	2,748,025	(3,557,160)

Cash flows from financing activities
Subscriptions	13,344,785	24,243,708
Subscriptions received in advance	1,693,569	2,604,956
Redemptions	(2,838,891)	(6,205,214)
Net cash provided by financing activities	12,199,463	20,643,450

Net increase in cash and cash equivalents	14,947,488	17,086,290
Cash and cash equivalents, beginning of period	32,081,573	11,229,458
Cash and cash equivalents, end of period	$47,029,061	$28,315,748

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$14,927,451	$9,310,637
Cash and cash equivalents	32,101,610	19,005,111
Total end of period cash and cash equivalents	$47,029,061	$28,315,748

Supplemental disclosure of cash flow information
Prior period redemptions paid	$189,947	$125,000
Prior period subscriptions received in advance	$1,957,075	$3,633,808

Supplemental schedule of non-cash financing activities
Redemptions payable	$58,720	$304,681

Aspect Global Diversified Fund LP
Statements of Changes in Partners’ Capital (Net Asset Value)
For the Nine Months Ended September 30, 2010 and 2009
 (Unaudited)

	Series A		Series B		Series I		General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Nine Months Ended September 30, 2010
Balance at December 31, 2009	110,813.7773	$9,492,784	104,085.6268	$9,610,394	112,253.4442	$11,863,406	4,011.5691	$434,130	$31,400,714
Net income		1,026,219		1,042,954		1,594,648		49,552	3,713,373
Subscriptions	45,874.2383	3,977,979	29,499.3266	2,743,501	78,537.6000	8,580,380	--	--	15,301,860
Redemptions	(2,721.8187)	(238,386)	(13,110.9112)	(1,230,161)	(11,669.6895)	(1,239,117)	--	--	(2,707,664)
Transfers		--	(146.0340)	(14,748)	127.0080	14,748	--	--	--
Balance at September 30, 2010	153,966.1969	$14,258,596	120,328.0082	$12,151,940	179,248.3627	$20,814,065	4,011.5691	$483,682	$47,708,283

Nine Months Ended September 30, 2009
Balance at December 31, 2008	1,598.6744	$166,755	3,692.0156	$408,780	66,355.1442	$8,349,440	4,011.5691	$507,314	$9,432,289
Net loss		(178,941)		(622,183)		(1,573,087)		(61,548)	(2,435,759)
Subscriptions	90,807.6295	8,222,063	91,342.5748	9,275,547	88,837.4299	10,379,906	--	--	27,877,516
Redemptions	(195.4252)	(17,104)	(1,765.4440)	(165,112)	(54,720.8155)	(6,202,679)	--	--	(6,384,895)
Balance at September 30, 2009	92,210.8787	$8,192,773	93,269.1464	$8,897,032	100,471.7586	$10,953,580	4,011.5691	$445,766	$28,489,151

	Net Asset Value Per Unit
	Series A	Series B	Series I	General Partner
September 30, 2010	$92.61	$100.99	$116.12	$120.57
December 31, 2009	85.66	92.33	105.68	108.22
September 30, 2009	88.85	95.39	109.02	111.12
December 31, 2008	104.31	110.72	125.83	126.46

Aspect Global Diversified Fund LP
Notes to Financial Statements
(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Description of the Fund

Aspect Global Diversified Fund LP (“Fund”) is a Delaware limited partnership, which operates as a commodity investment pool that commenced investment operations on September 1, 2008.  The Fund issues units of limited partner interests (“Units”) in four series: Series A, Series B, Series C and Series I, which represent units of fractional undivided beneficial interest in and ownership of the Fund.  Only Series A, B and I Units are offered by the fund.  Series A, B and I Units will be re-designated as Series C Units after the Fee Limit has been reached.  The Series C Units are identical to these other Units except that the Series C Units only incur the Trading Advisor management fee, Trading Advisor incentive fee, brokerage expenses, General Partner management fee and administrative expenses.

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

U.S. Treasury securities are recorded at amortized cost, which approximates fair value based on bid and ask quotes for identical instruments.  Commercial paper and government sponsored enterprise notes are recorded at amortized cost, which approximates fair value based on bid and ask quotes for similar, but not identical, instruments.  Accordingly, U.S. Treasury securities are classified within Level 1, and commercial paper and government sponsored enterprise notes are classified within Level 2.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the date of acquisition that are not held for sale in the ordinary course of business.  The Fund maintains cash and cash equivalents balances at Newedge USA, LLC and Newedge Group (UK Branch) (collectively “NUSA”), UBS Financial Services, Inc. (“UBS”) and Bank of America.  At September 30, 2010, cash and cash equivalents balances held at NUSA, UBS and Bank of America were $14,927,451, $7,396 and $32,094,214, respectively.  The Fund is at risk to the extent that it maintains balances with such institutions in excess of insured limits; however, the Fund does not believe it is exposed to any significant credit risk.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns.  The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses.  The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year.  Management has determined there are no material uncertain income tax positions through September 30, 2010.  All of the Fund’s income tax returns remain subject to federal, state or local income tax examinations.

Foreign Currency Transactions

The Fund has certain investments denominated in foreign currencies.  The purchase and sale of investments, and income and expenses are translated at the rates of exchange prevailing on the respective dates of such transactions.  The Fund does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of investments held.  Such fluctuations are included with the net realized and unrealized gain or loss on such investments.

Reclassification

Certain amounts in the 2009 financial statements have been reclassified to conform to the 2010 presentation without affecting previously reported partners’ capital (net asset value).

Subsequent Events

The Fund has evaluated subsequent events for potential recognition and/or disclosure through the date the financial statements were issued.  Effective November 1, 2010, the General Partner invested an additional $100,000 in the Fund (see Note 4).

2.	Fair Value Disclosures

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At September 30, 2010
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts	$1,999,888	$--	$1,999,888
Net unrealized gain on open forward currency contracts	--	885,109	885,109
Cash and cash equivalents:
Money market fund	7,396	--	7,396
Total	$2,007,284	$885,109	$2,892,393

At December 31, 2009
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized loss on open futures contracts	$(92,230)	$--	$(92,230)
Net unrealized loss on open forward currency contracts	--	(122,645)	(122,645)
Cash and cash equivalents:
Money market fund	20,871,136	--	20,871,136
Government sponsored enterprise notes	--	2,018,783	2,018,783
Total	$20,778,906	$1,896,138	$22,675,044

There were no Level 3 holdings at September 30, 2010 and December 31, 2009, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

At September 30, 2010, the Fund’s derivative contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net
Net unrealized gain (loss) on open futures contracts
Agricultural	$684,965	$(176,518)	$508,447
Currency	1,763	--	1,763
Energy	129,380	(409,374)	(279,994)
Interest rate	1,323,154	(343,653)	979,501
Metal	798,048	(16,363)	781,685
Stock index	99,290	(90,804)	8,486
Net unrealized gain (loss) on open futures contracts	$3,036,600	$(1,036,712)	$1,999,888

Net unrealized gain (loss) on open forward currency contracts	$1,291,615	$(406,506)	$885,109

At September 30, 2010, there were 3,470 open futures contracts and 617 open forward currency contracts.

For the three and nine months ended September 30, 2010, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain	Net realized gain (loss)	Net change in unrealized gain
Futures contracts
Agricultural	$(141,439)	$492,646	$(784,728)	$170,618
Currency	7,084	1,763	(23,409)	9,113
Energy	(474,606)	(459,498)	(1,465,203)	(410,582)
Interest rate	3,419,844	(477,358)	6,890,355	1,623,597
Metal	(292,049)	759,773	(1,339,110)	980,383
Stock index	(286,925)	(90,621)	(1,342,921)	(281,011)
Total futures contracts	2,231,909	226,705	1,934,984	2,092,118

Forward currency contracts	(80,637)	1,436,583	492,094	1,007,754

Total futures and forward currency contracts	$2,151,272	$1,663,288	$2,427,078	$3,099,872

For the three and nine months ended September 30, 2010, the number of futures contracts closed was 5,926 and 16,626, respectively, and the number of forward currency contracts closed was 2,002 and 4,988, respectively.

At December 31, 2009, the Fund’s derivative contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net
Net unrealized gain (loss) on open futures contracts
Agricultural	$421,805	$(83,976)	$337,829
Currency	--	(7,350)	(7,350)
Energy	134,439	(3,851)	130,588
Interest rate	180,879	(824,975)	(644,096)
Metal	216,721	(415,419)	(198,698)
Stock index	304,167	(14,670)	289,497
Net unrealized gain (loss) on open futures contracts	$1,258,011	$(1,350,241)	$(92,230)

Net unrealized gain (loss) on open forward currency contracts	$271,180	$(393,825)	$(122,645)

At December 31, 2009, there were 2,358 open futures contracts and 170 open forward currency contracts.

For the three and nine months ended September 30, 2009, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain	Net realized gain (loss)	Net change in unrealized gain
Futures contracts
Agricultural	$165,471	$130,707	$20,050	$254,538
Currency	5,483	5,656	11,154	5,656
Energy	(143,251)	(256,797)	(934,332)	(196,587)
Interest rate	105,835	893,257	(446,402)	241,563
Metal	(97,875)	420,616	(579,172)	246,092
Stock index	289,587	52,455	156,013	96,182
Total futures contracts	325,250	1,245,894	(1,772,689)	647,444

Forward currency contracts	60,826	316,989	(789,047)	319,402

Total futures and forward currency contracts	$386,076	$1,562,883	$(2,561,736)	$966,846

For the three and nine months ended September 30, 2009, the number of futures contracts closed was 7,019 and 13,803, respectively, and the number of forward currency contracts closed was 1,562 and 3,338, respectively.

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

At September 30, 2010 and December 31, 2009, the General Partner had an investment of 4,011.5691 Units valued at $483,682 and $434,130, respectively.  Effective November 1, 2010, the General Partner purchased an additional 795.2081 Units for $100,000.  This investment was made to maintain its interest in the capital of the Fund above the minimum requirements described above.

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

The Fund has an agreement with the Trading Advisor, pursuant to which the Fund incurs a management fee, payable monthly to the Trading Advisor in arrears, equal to 1/12th of 2% of the Fund’s trading level (as defined in the advisory agreement) and an incentive fee, payable quarterly in arrears, equal to 20% of new trading profits (as defined in the advisory agreement).  The Fund’s trading level is currently expected to be approximately 1.2 times the normal trading level of the Trading Program.

6.	Deposits with Brokers

To meet margin requirements, the Fund deposits funds with its brokers, subject to CFTC regulations and various exchange and broker requirements.  The Fund earns interest income on its assets deposited with its brokers.  At September 30, 2010 and December 31, 2009, the Fund had margin requirements of $8,806,882 and $5,413,756, respectively.

7.	Administrative and Offering Expenses

The Fund reimburses the General Partner for actual monthly administrative expenses paid to various third-party service providers, including the General Partner, up to 1/12th of 0.95% of the Fund’s month-end net asset value, payable in arrears.  Actual administrative expenses may vary; however, such administrative expenses will not exceed 0.95% of the Fund’s net asset value per annum.  The administrative expenses include legal, accounting, clerical and other back office related expenses related to the administration of the Fund and all other associated costs incurred by the Fund.  For the three months ended September 30, 2010 and 2009, actual administrative expenses were $105,370 and $108,579, respectively.  For the nine months ended September 30, 2010 and 2009, actual administrative expenses were $448,922 and $308,541, respectively.  Such amounts are presented as administrative expenses – General Partner in the statements of operations.

Additionally, during the three months ended September 30, 2010, actual expenses did not exceed the 0.95% limitation.  However, during the three months ended September 30, 2009, the General Partner absorbed administrative expenses in excess of the 0.95% limitation of $48,872.  During the nine months ended September 30, 2010 and 2009, the General Partner absorbed administrative expenses in excess of the 0.95% limitation of $171,993 and $167,483, respectively.  Such amounts are included in administrative and offering expenses waived in the statements of operations.

At September 30, 2010 and December 31, 2009, $35,952 and $74,835, respectively, were payable to the General Partner for administrative expenses incurred on behalf of the Fund and not waived by the General Partner.  Such amounts are presented as administrative expenses payable – General Partner in the statements of financial condition.

The Fund reimburses the General Partner for actual ongoing offering expenses, up to 1/12th of 0.75% of the Fund’s month-end net asset value pro rata for each Series of Units except for the General Partner Units, payable monthly in arrears.  Actual ongoing offering expenses in excess of this limitation are absorbed by the General Partner.  For the three months ended September 30, 2010 and 2009, offering expenses were $167,525 and $96,065, respectively.  For the nine months ended September 30, 2010 and 2009, offering expenses were $319,793 and $307,417, respectively.  Such amounts are presented as offering expenses – General Partner in the statements of operations.

Additionally, during the three months ended September 30, 2010 and 2009, the General Partner absorbed offering expenses in excess of the 0.75% limitation of $85,217 and $49,736, respectively.  During the nine months ended September 30, 2010 and 2009, the General Partner absorbed offering expenses in excess of the 0.75% limitation of $103,707 and $198,794, respectively.  Such amounts are included in administrative and offering expenses waived in the statements of operations.  At September 30, 2010 and December 31, 2009, $29,723 and $19,571, respectively, were payable to the General Partner for offering expenses incurred on behalf of the Fund and not waived by the General Partner.  Such amounts are presented as offering expenses payable – General Partner in the statements of financial condition.

8.           Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner.  The minimum investment is $10,000.  Units are sold at the net asset value per Series A, B and I Units as of the close of business on the last day of the month in which the subscription is accepted.  Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted.  At September 30, 2010 and December 31, 2009, the Fund received advance subscriptions of $1,693,569 and $1,957,075, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to period-end.

The Fund is not required to make distributions, but may do so at the sole discretion of the General Partner.  A limited partner may request and receive redemption of Series A, B and I Units owned at the end of any month, subject to five business days’ prior written notice to the General Partner and in certain circumstances, restrictions in the partnership agreement.

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

The General Partner may require a limited partner to redeem from the Fund if the General Partner deems the redemption (a) necessary to prevent or correct the occurrence of a non-exempt prohibited transaction under the Employee Retirement Income Security Act of 1974, as amended, or the Internal Revenue Code of 1986, as amended, (b) beneficial to the Fund, or (c) necessary to comply with any applicable government or self-regulatory agency regulations.  Limited partners will not be required to pay any redemption fees if such limited partners are subject to a mandatory redemption of their Units within the first year of purchase.

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

Purchase and sale of futures contracts requires margin deposits with futures brokers. Additional deposits may be necessary for any loss of contract value.  The Commodity Exchange Act (“CEAct”) requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities.  A customer’s cash and other property (for example, U.S. Treasury securities) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements.  In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available.  It is possible that the recovered amount could be less than (or none of) the total cash and other property deposited.  The Fund uses Newedge USA, LLC as its futures broker and Newedge Group (UK Branch) as its options broker and forward currency counterparty.

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

The Fund trades forward currency contracts in unregulated markets between principals and assumes the risk of loss from counterparty non-performance.  Accordingly, the risks associated with forward currency contracts are generally greater than those associated with exchange-traded contracts because of the greater risk of counterparty default.  Additionally, the trading of forward currency contracts typically involves delayed cash settlement.

The Fund uses UBS as its cash management securities broker for the investment of a portion of the Fund’s excess margin amounts into short-term fixed income instruments including commercial paper, U.S. Treasury securities and government sponsored enterprise notes with maturities of less than one year.  Fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on the Fund’s fixed income instruments, although substantially all of the short-term investments are held to maturity.

The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so.  The limited partners bear the risk of loss only to the extent of the fair value of their respective investments and, in certain circumstances, distributions and redemptions received.

10.	Indemnifications

In the normal course of business, the Fund may enter into contracts and agreements that contain a variety of representations and warranties, and which provide general indemnifications.  The Fund’s maximum exposure under these arrangements cannot be estimated.  However, the Fund believes that it is unlikely it will have to make material payments under these arrangements and has not recorded any contingent liability in the financial statements for such indemnifications.

11.	Interim Financial Statements

The statements of financial condition, including the condensed schedule of investments, at September 30, 2010, the statements of operations for the three and nine months ended September 30, 2010 and 2009, the statements of cash flows and changes in partners’ capital (net asset value) for the nine months ended September 30, 2010 and 2009 and the accompanying notes to the financial statements are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. may be omitted pursuant to such rules and regulations.  In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at September 30, 2010, results of operations for the three and nine months ended September 30, 2010 and 2009, cash flows and changes in partners’ capital (net asset value) for the nine months ended September 30, 2010 and 2009.  The results of operations for the three and nine months ended September 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year or any other period.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

12.           Financial Highlights

The following information presents per Unit operating performance results and other supplemental financial ratios for the three and nine months ended September 30, 2010 and 2009.  This information has been derived from information presented in the financial statements for limited partner Units and assumes that a Unit is outstanding throughout the entire period:

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Series A Units	Series B Units	Series I Units	Series A Units	Series B Units	Series I Units
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$86.72	$94.20	$108.15	$84.25	$90.10	$102.82
Income from operations
Gain from trading (1)	7.59	8.23	9.50	6.37	6.69	7.61
Net investment loss (1)	(1.70)	(1.44)	(1.53)	(1.77)	(1.40)	(1.41)
Total income from operations	5.89	6.79	7.97	4.60	5.29	6.20
Net asset value per Unit at end of period	$92.61	$100.99	$116.12	$88.85	$95.39	$109.02

Total return (5)	6.79%	7.21%	7.37%	5.46%	5.87%	6.03%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to Trading Advisor incentive fee (2) (3) (4)	7.66%	5.95%	5.48%	8.42%	6.26%	5.57%
Trading Advisor incentive fee (5)	0.08%	0.08%	0.09%	--	--	--
Total expenses (2) (3) (4)	7.74%	6.03%	5.57%	8.42%	6.26%	5.57%
Net investment loss (2) (3) (4) (6)	(7.30)%	(5.60)%	(5.12)%	(8.23)%	(6.08)%	(5.39)%

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Series A Units	Series B Units	Series I Units	Series A Units	Series B Units	Series I Units
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$85.66	$92.33	$105.68	$104.31	$110.72	$125.83
Income (loss) from operations
Gain (loss) from trading (1)	11.80	12.78	14.72	(10.19)	(10.91)	(12.26)
Net investment loss (1)	(4.85)	(4.12)	(4.28)	(5.27)	(4.42)	(4.55)
Total income (loss) from operations	6.95	8.66	10.44	(15.46)	(15.33)	(16.81)
Net asset value per Unit at end of period	$92.61	$100.99	$116.12	$88.85	$95.39	$109.02

Total return (5)	8.11%	9.38%	9.87%	(14.82)%	(13.84)%	(13.36)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to Trading Advisor incentive fee (2) (3) (4)	7.56%	5.97%	5.39%	8.18%	6.44%	5.68%
Trading Advisor incentive fee (5)	0.09%	0.09%	0.10%	--	--	--
Total expenses (2) (3) (4)	7.65%	6.06%	5.49%	8.18%	6.44%	5.68%
Net investment loss (2) (3) (4) (6)	(7.27)%	(5.69)%	(5.10)%	(7.91)%	(6.15)%	(5.30)%

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

(2)
All of the ratios under the supplemental data are computed net of involuntary waivers of administrative and offering expenses.  For the three months ended September 30, 2010 and 2009, the ratios are net of 0% and 0.85% effect of waived administrative expenses, respectively.  For the three months ended September 30, 2010 and 2009, the ratios are net of 0.81% and 0.88% effect of waived offering expenses, respectively.  For the nine months ended September 30, 2010 and 2009, the ratios are net of 0.61% and 1.24% effect of waived administrative expenses, respectively.  For the nine months ended September 30, 2010 and 2009, the ratios are net of 0.37% and 1.51% effect of waived offering expenses, respectively.

(3)
The net investment loss includes interest income and excludes realized and unrealized gain (loss) from trading activities as shown on the statements of operations.  The total amount is then reduced by all expenses, excluding brokerage commissions, which are included in net trading gain (loss) on the statements of operations. The resulting amount is divided by the average net asset value for the period.

(4)	Ratios have been annualized.
(5)	Ratios have not been annualized.
(6)	Ratio excludes Trading Advisor incentive fee.

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

At September 30, 2010, there are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Fund’s liquidity increasing or decreasing in any material way.

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

Results of Operations

The returns for Series A, B, and I Units for the nine months ended September 30, 2010 and 2009 were:

Series of Units	2010	2009
Series A	8.11%	(14.82)%
Series B	9.38%	(13.84)%
Series I	9.87%	(13.36)%

Past performance is not necessarily indicative of future results. Further analysis of the trading gains and losses is provided below.

2010

January

The Fund’s Series A, B and I Units were down 3.61%, 3.49% and 3.44%, respectively, for the month of January 2010.  After positive performance in the first two weeks of the year, a reversal in investor risk appetite resulted in a loss for the calendar month.  The change in sentiment was driven, in part, by disappointing earnings announcements and fears over potential monetary tightening in China as the People’s Bank of China increased banks’ reserve requirements and introduced measures aimed at curbing lending.  As a result, the Fund’s long positions in stock indices and the net short exposure to the U.S. dollar saw losses.  Long positions in fixed income markets benefited from the move toward risk aversion, some UK data and comments by both the Bank of England and the ECB.  In addition, the strengthening U.S. dollar and poorer growth outlook also resulted in many commodities markets selling off. This was particularly detrimental to the Fund’s long positioning in the oil complex and industrial metals.  Oil prices faced additional downward pressure due to an increase in inventories and milder weather in the Unites States.  In agriculturals, gains on the long exposure to sugar markets, whose price rallied due to supply concerns, more than offset losses on long positions in the soy complex and cotton.

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

March

The Fund’s Series A, B and I Units were up 4.06%, 4.19% and 4.24%, respectively, for the month of March 2010.  Data pointing to economic recovery drove the prices of risky assets higher, despite some continued concerns about European sovereign debt mid-month.  Consequently, global stock markets rallied, producing good profits for the Fund, and bond markets sold off.  Japanese Government Bonds were the Fund’s worst performer. In currencies, emerging market and commodity currencies strengthened against the U.S. dollar to the benefit of the Fund’s positioning, while European interest rate markets were buoyed by concerns over Greece and poor economic data out of the UK Commodities markets generally followed the direction of stock markets and finished the month higher.  In energies, this resulted in positive performance on long positions in the oil complex, but the Fund also profited on the short side from the decline in the natural gas price following milder weather in the U.S. and a build-up in inventories.  In agricultural commodities, positive performance on short positions in corn and wheat was offset by losses in sugar and coffee.  The sugar losses were incurred early in the month when prices fell to 11-week lows as the supply outlook improved.  Good profits were seen in industrial metals, especially nickel which reached 22-month highs.

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

May

The Fund’s Series A, B and I Units finished the month down 4.01%, 3.88% and 3.83%, respectively.  Most of the performance in the month was driven by a sell-off in stock indices and commodities which hurt the Fund’s long exposures in these sectors.  Fears of contagion in the European debt crisis drove stock markets downward.  Energy markets also fell sharply during this period and these two sectors finished as the Fund’s worst performers for the month.  Their performance impact for the remainder of the month was relatively muted as the fund’s systematic trading models adjusted position sizes to offset the importance of the price reversals.  Performance in industrial metals followed a similar pattern, but was partly offset by profits in gold, which hit new highs mid-month.  Fixed income markets also saw positive performance throughout the month as general risk aversion saw these markets rally.  The best performances came from long positions in European and UK markets at both ends of the yield curve.  The strengthening U.S. dollar yielded good profits for long positions against the major European currencies, but these were offset by losses elsewhere in the sector, most notably against the Australian dollar.

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

July

The Fund’s Series A, B and I Units finished the month down 1.98%, 1.86% and 1.81%, respectively.  In a similar pattern to recent months, positive performance was seen in currency markets and from long positions in the fixed income sector.  However, short exposures in equities and commodities experienced losses as these sectors generally rallied, reversing the downward trends of previous months.  The fixed income performance was driven by the U.S. and UK markets.  In the U.S., weaker than expected economic data released in the middle of the month pushed both government bonds and short-term interest rate futures higher.  In the UK, the trend was briefly derailed by unexpectedly strong GDP figures but prices recovered following the Bank of England statement playing down the significance of this on the outlook for interest rates.  Global equity markets rallied sharply, helped by strong earnings results and economic data in Europe and the UK, as well as the relatively benign impact of the EU banks’ stress testing results.  Energy and base metal markets also joined in this rally, hurting the Fund’s short exposures, especially in Zinc.  By contrast, Gold prices fell back in July as economic worries waned, causing some giveback of recent profits.  Finally, agriculturals produced mixed results.  The Fund’s short position in wheat suffered as the market saw its biggest monthly gain since 1973 driven by supply concerns over droughts in Russia and Ukraine.  However, long exposure in coffee profited as prices reached a 12-year high.

August

The Fund’s Series A, B and I Units finished the month up 7.90%, 8.04% and 8.09%, respectively.  Performance was largely driven by the Fund’s long positions in fixed income, particularly bonds.  August was characterized by risk-aversion in markets, which was fueled by poor economic data out of the U.S. and comments Bernanke made early in the month.  The UK, Europe and Japan also released weak data.  Consequently, the majority of global stock markets sold off and posted losses for the month.  Against this backdrop, fixed income markets rallied worldwide and the U.S. dollar strengthened.  Losses on the Fund’s net short exposure to the U.S. dollar were partially offset by gains on long exposures to other safe-haven currencies, namely, the Swiss franc and the Japanese yen.  The yen hit 15-year highs in August and the Bank of Japan met several times to discuss the yen’s strength. In energies, gains on short positions in crude oil and natural gas were reduced by variable exposures to gas oil and reformulated gasoline.  Crude oil and natural gas prices declined as a result of the weaker growth outlook and risk aversion. Natural gas was further affected by bearish inventory data.  Performance in agriculturals was mostly driven by losses on long positions in Robusta coffee.  After range bound behavior for most of the month, prices pulled back sharply on the 24th following strong export numbers out of Vietnam.

September

The Fund’s Series A, B and I Units finished the month up 0.98%, 1.11% and 1.16%, respectively.  The month started with investor optimism following strong manufacturing numbers out of China and the U.S. Consequently, fixed income markets sold off, to the detriment of the Fund’s long positions, while equity markets rallied. However, the prices of U.S. bonds recovered following the U.S. Federal Reserve’s comments towards the end of the month about the possibility of a further round of quantitative easing. Similarly, Japanese Government bonds prices also recovered following the Bank of Japan’s mid-month market action in an effort to weaken the Yen. Against this backdrop, the U.S. dollar declined to the benefit of the Fund’s net short positioning, particularly against commodity currencies and the Swiss franc. Long positions in emerging market currencies also contributed positively. Performance in commodities was mixed. Strong performance in agriculturals was driven by gains on long positions in cotton, the soy complex, sugar and corn. Grain prices rallied after delays in the U.S. harvest and poor crop yields; cotton reached 15-year highs as poor weather in China and floods in Pakistan damaged crops. In energies, oil prices gained on the back of a weaker U.S. dollar and an unexpected drop in inventories towards the end of the month, to the detriment of the Fund’s short positioning. Lastly, performance in metals was largely driven by gains from gold and silver, whose prices rallied on the back of safe-haven buying.

2009

January

The Fund’s Series A Units were up 0.37%, Series B Units were up 0.47% and Series I Units were up 0.51% for the month of January 2009.  The muted contributions from several sectors reflect the systematic reduction in exposures resulting from the increased market volatility experienced in the fourth quarter of 2008.  Stock markets started 2009 with renewed investor optimism in response to President Obama’s stimulus plan. The optimism was short-lived however, and stock markets declined as economic and earnings data continued to show a negative outlook. Bonds also sold off and yields rose as governments continued to develop rescue plans and packages to boost growth. This was particularly seen in European bond markets with UK gilts and bunds being two of the worst contracts this month. Conversely, the portfolio’s long positions in interest rates benefited from the rate cut decisions of the Bank of England and the ECB. In currencies, the U.S. dollar continued strengthening as a result of risk aversion and the increasingly negative outlook for Europe, which continues to deal with crises in the financial sector; this effect continued to be particularly seen in the weakness of Sterling to the benefit of the Fund’s short exposure. The energy sector was the best performer this month, driven by gains from crude oil and natural gas, whose prices declined on the back of bearish inventory data. Similarly, industrial metals also declined due to stock build-ups, benefiting the Fund’s short positions.

February

The Fund’s Series A Units were up 0.57%, Series B Units were up 0.67% and Series I Units were up 0.71% for the month of February 2009. In comparison with recent months, returns were relatively muted overall. The Fund, however, still made profits in the majority of sectors. The currency sector had an eventful month and provided the most volatility; profits were seen from weakness in the Swedish krona and Canadian dollar which offset losses in the yen against the U.S. dollar. The Swedish krona fell to a record low against the euro after an unexpectedly large rate-cut and the worst Swedish GDP figures since 1940. The best performing sectors overall were stock indices and energies. Global equity markets continued their poor start to the year amid further weak economic data and problems for financial companies, which benefited the Fund’s small short exposure. In energy, it was short positions in natural gas and products of crude oil which drove performance in a choppy month for crude itself. Agricultural commodities were also profitable, despite some losses from a sharp reversal in cocoa markets. Fixed income markets were more mixed. The longer end of the curve was generally profitable, with the exception of Australian bonds, however, performance was dragged down by losses in shorter-dated Australian bills and especially in short sterling, as quantitative easing started to seem more likely than further rate-cuts in the UK.

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

August

The Fund’s Series A Units were up 4.37%, Series B Units were up 4.50% and Series I Units were up 4.55% for the month of August 2009.  The Fund had a positive month, with all sectors contributing positively. Performance in August was led by commodities, with agricultural finishing as the best sector. The long positions in sugar provided much of the profit, as global supplies and crop forecasts declined due to adverse weather conditions in Brazil and India, pushing prices to 28-year highs. In contrast, natural gas profits came on the short side as inventory build-ups pushed prices down to 7-year lows, making it the Fund’s second best market this month. Positions elsewhere in the energies sector were less successful however, as the oil price became more range-bound. In metals, the continued rally in copper provided better opportunities. In financial markets, the recovery of risk appetite continued with global stock markets finishing higher for another month. The Fund’s long stock indices exposure was able to take advantage of this strengthening trend. Furthermore, major central bankers reiterated that interest rate increases are unlikely in the near-term, causing the prices of short-term interest rate futures to rise and to result in positive performance from the Fund’s positions in that sector. The Bank of England’s bearish tones on the UK economy particularly boosted the short sterling.

September

The Fund’s Series A Units were up 3.01%, Series B Units were up 3.15% and Series I Units were up 3.20% for the month of September 2009.  The Fund returns were driven by the financials and metals sectors. Global stock markets started the month on the decline following some poor economic data from the U.S. and the UK Sentiment later recovered and stock markets rallied following more positive economic releases, increased merger activity and comments by the ECB indicating that the worst of the recession is over. The ECB also, however, cautioned that it was too early to unwind monetary stimuli, which resulted in fixed income markets, particularly short-term rates, rallying as the likelihood of interest rate hikes was discounted. The currencies sector was the best performer as the U.S. dollar sold off and the Dollar Index hit its lowest levels since September 2008. In commodities, the price of natural gas provided most of the volatility within the sector. Front month natural gas contracts eventually rallied by over 30% from 7-year lows following bullish inventory data and short covering. Consequently, the Fund’s short position here was the worst performer. The contribution from the metals sector was also volatile over the course of the month but finished positively. Precious metals were the key within this sector with strong gains on long positions in gold and silver, which both rallied on the back of U.S. dollar weakness.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4: Controls and Procedures

The General Partner of the Fund, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at September 30, 2010 (the “Evaluation Date”).  Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

There has been no change in internal control over financial reporting that occurred during the nine months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Part II:  Other Information

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended September 30, 2010.  Under the Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit.  Redemptions of Units during the three months ended September 30, 2010 were as follows:

	July	August	September	Total
A Units
Units redeemed	--	--	99.5386	99.5386
Average net asset value per Unit	$85.00	$91.71	$92.61	$92.61

B Units
Units redeemed	1,189.9604	534.1470	234.2960	1,958.4034
Average net asset value per Unit	$93.38	$99.88	$100.99	$96.07

I Units
Units redeemed	780.7183	943.3016	222.5358	1,946.5557
Average net asset value per Unit	$106.20	$114.79	$116.12	$111.50

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

Date: November 10, 2010	ASPECT GLOBAL DIVERSIFIED FUND LP

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

	By:	/s/ Carl A. Serger
	Name:	Carl A. Serger
	Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)