Form 10-K
period 2010-12-31
Aspect Global Diversified Fund LP
filed 2011-03-25
CIK 1414581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

Commission file number: 000-53453

ASPECT GLOBAL DIVERSIFIED FUND LP

Organized in Maryland	IRS Employer Identification No.: 75-3236572

c/o Steben & Company, Inc.
2099 Gaither Road, Suite 200
Rockville, Maryland 20850
Telephone: (240) 631-7600

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates: N/A.

PART I

Item 1.  Business

Aspect Global Diversified Fund LP (“Fund”) is a Delaware limited partnership, formed on March 23, 2007. Using a professional trading advisor, Aspect Capital Limited, the Fund engages in the speculative trading of futures contracts, forward currency contracts and other financial instruments traded in the United States (“U.S.”) and internationally. The Fund does not currently utilize swaps or options as part of its trading strategy, but may employ them in the future.

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

The Fund issues units of limited partner interests (“Units”) in four Series: Series A, Series B, Series C and Series I, which represent units of fractional undivided beneficial interest in and ownership of the Fund. The Fund began investment operations of its Series I Units, Series B Units and Series A Units on September 1, 2008, November 1, 2008 and December 1, 2008, respectively. Series C Units will be issued in exchange for Series A, B and I Units in certain circumstances. Through March 25, 2011, no Series C Units have been issued.

At December 31, 2010, the aggregate capitalization of the Fund was $53,551,896, which consists of Series A Units of $15,995,450, Series B Units of $13,396,321, Series I Units of $23,550,313 and General Partner Units of $609,812. At December 31, 2010, the net asset value per unit of the Series A, B and I Units were $96.61, $105.77 and $121.80, respectively, and the net asset value per unit of the General Partner Units was $126.87.

The Fund maintains its margin deposits and reserves in cash, short-term U.S. Treasury securities, U.S. government sponsored enterprise notes, registered U.S. money market funds and short-term investment grade commercial paper in accordance with Commodity Futures Trading Commission (“CFTC”) rules. All interest income earned by the Fund accrues to the benefit of the Fund.

The Fund’s business constitutes only one segment for financial reporting purposes. The Fund does not engage in material operations in foreign countries (although it does trade in foreign forward currency contracts and on international futures markets), nor is a material portion of its funds derived from foreign customers.

General Partner

Under the Amended and Restated Limited Partnership Agreement (“Partnership Agreement”), management of all aspects of the Fund’s business and administration is carried out exclusively by its general partner, Steben & Company, Inc. (“General Partner”), a Maryland corporation organized in February 1989. The General Partner is registered with the CFTC as a commodity pool operator and introducing broker, and is also registered with the U.S. Securities and Exchange Commission (“SEC”) as an investment adviser and a broker dealer. The General Partner is a member of the National Futures Association (“NFA”) and the Financial Industry Regulatory Authority (“FINRA”).

The General Partner manages all aspects of the Fund’s business, including selecting and monitoring the Fund’s trading advisor(s); replacing the Trading Advisor if appropriate or adding other trading advisors; selecting the Fund’s futures broker(s), forwards and swap counterparties; accountants and attorneys; computing the Fund’s net asset value; reporting to limited partners; directing the investment of the Fund’s excess margin monies in interest-bearing instruments and/or cash; and processing subscriptions and redemptions. The General Partner maintains office facilities and furnishes administrative and clerical services to the Fund.

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

The Trading Advisor was established in 1997 by Anthony Todd, Dr. Eugene Lambert, Martin Lueck and Michael Adam, all of whom were involved in the development of Adam, Harding and Lueck (now part of Man Group plc), where they advanced the application of systematic quantitative techniques in managed futures investment. As of December 31, 2010, the Trading Advisor had total assets under management of approximately $4.3 billion (including notional), with approximately $4.2 billion (including notional) in the Trading Program. The Trading Advisor’s investment approach involves a strong focus on rigorous research, disciplined systematic implementation, robust risk management and efficient market access and execution.

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

The Trading Advisor seeks to trade the Fund’s assets allocated to it at approximately 1.2 times the leverage normally utilized by the Trading Advisor in the Trading Program (which typically trades at a margin to equity ratio of approximately 5% to 30%, or for the Fund, at a margin to equity ratio of approximately 6% to 36%). Because the Fund trades at approximately 1.2 times the normal trading level of the Trading Program, the Trading Advisor increases the number of trading positions per dollar of Fund net assets by 20%, and as a result, the Fund experiences a greater potential for both profit and loss, greater volatility and greater brokerage commission expenses relative to the normal trading level of the Trading Program. The margin to equity ratio of the Fund is determined by the positions indicated by the trading models utilized by the Trading Advisor. The positions taken vary based upon the trading signals generated by the models at any given time. However, the net asset value of the Fund will rise or fall over time due to subscriptions and redemptions, as well as any profits or losses, therefore the actual leverage ratio in the Fund at any given time may be somewhat higher or lower than 120% of the leverage normally utilized by the Trading Advisor. Adjustments to the trading level do not affect the General Partner fee (as defined below) percentage or calculation.

The General Partner may in its sole discretion replace the Trading Advisor and/or allocate the Fund’s assets to one or more additional trading advisors.

Selling Agents

The General Partner acts as a selling agent for the Fund. The General Partner has and intends to continue to appoint certain other broker-dealers registered under the Securities Exchange Act of 1934, as amended (“1934 Act”), and members of FINRA, to act as additional selling agents with respect to Series A, Series B and Series I Units. Selling agents are selected to assist in the making of offers and sales of Series A, Series B and Series I Units. Including the General Partner, the Fund currently has approximately 45 selling agents. The selling agents are not required to purchase any Series A, Series B and Series I Units, or sell any specific number or dollar amount of Series A, Series B and Series I Units, instead use their best efforts to sell such Units. Where the General Partner acts as the selling agent it retains the selling agent fee.

Futures Broker and Forward Currency Counterparty

The Fund utilizes Newedge USA, LLC as its futures broker and Newedge Group (UK Branch) as its forward currency counterparty (collectively “NUSA”). The General Partner may, in its discretion, have the Fund utilize other futures brokers, swap or forward counterparties if it deems it to be in the best interest of the Fund.

Newedge Group was formed on January 2, 2008 as a joint venture by Société Générale and Calyon to combine the brokerage activities previously carried by their respective subsidiaries which comprised the Fimat Group and the Calyon Financial Group of affiliated entities. Newedge Group (UK Branch) is a branch of Newedge Group and lead regulated in France as a bank by the CECEI (Banque de France) and supervised by Commission Bancaire and the Autorité des Marchés Financiers for the conduct of investment services, and regulated by the Financial Services Authority for the conduct of business in the UK.

Affiliates of NUSA may execute transactions opposite the Fund as principal.

Cash Management Securities Broker

The Fund utilizes UBS as its cash management securities broker. The General Partner may, in its discretion, have the Fund utilize other cash management securities brokers if it deems it to be in the best interest of the Fund.

UBS is a Delaware corporation. The Fund maintains an account with UBS through its Chicago office located at UBS Tower, One North Wacker Drive, Chicago, IL 60606. This account is utilized by the Fund for the purpose of investing margin excess balances typically in short-term fixed and similar interest-bearing instruments. In addition, the Fund may maintain a money market account with UBS.

Description of Current Charges

Charges	Amount

Trading Advisor Management Fee
Each Series of Units incurs a monthly management fee equal to 1/12th of 2% of the Fund’s trading level allocated to the Trading Program, payable quarterly in arrears to the Trading Advisor. Presently, the Fund’s trading level is approximately 1.2 times its net asset value. Accordingly, the trading advisor management fee represents approximately 2.4% of the Fund’s average net asset value for the year.

Trading Advisor Incentive Fee
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

Charges	Amount

Organizational and Initial Offering Costs	All organizational and initial offering costs were borne by the General Partner on behalf of the Fund without reimbursement.

General Partner Fee
Each Series of Units, other than General Partner Units, incurs a monthly General Partner fee, equal to 1/12th of 1.10% of the Fund’s month-end net asset value, payable in arrears. The General Partner fee is paid to the General Partner to compensate it for its services to the Fund as general partner and commodity pool operator.

Administrative Expenses
Each Series of Units reimburses the General Partner for actual monthly administrative expenses to various third-party service providers, including the General Partner, up to 1/12th of 0.95% of the Fund’s month-end net asset value, payable quarterly in arrears. Actual administrative expenses may vary, but will not exceed 0.95% of the Fund’s net asset value per annum.

The administrative expenses include all actual accounting, audit, legal, administrative, offering and other back office expenses related to the administration of the Fund and all associated costs incurred by the Fund.

Offering Expenses
Each Series of Units, other than Series C and General Partner Units, reimburses the General Partner for actual ongoing offering expenses, up to 1/12th of 0.75% of the Fund’s month-end net asset value, payable monthly in arrears. Actual ongoing offering costs in excess of this limitation are absorbed by the General Partner.

If the Fund terminates prior to completion of payment to the General Partner for the unreimbursed offering expenses incurred through the date of such termination, the General Partner will not be entitled to any additional payments, and the Fund will have no further obligation to the General Partner.

Selling Agent Fees
Series A Units incur a monthly selling agent fee equal to 1/12th of 2.00% of the outstanding Series A Units’ month-end net asset value, payable in arrears, subject to the Fee Limit (as defined below). The General Partner, in turn, pays the selling agents an upfront fee of 2.00% of the aggregate subscription amount for the sale of Series A Units. Beginning in the 13th month, the General Partner then pays the selling agents a monthly selling agent fee in arrears equal to 1/12th of 2.00% of the outstanding Series A Units’ month-end net asset value, subject to the Fee Limit.

If the selling agent fees are not paid to the selling agents, or where the General Partner acts as the selling agent, such portions of the selling agent fees are retained by the General Partner.

Series B, C and I Units do not incur selling agent fees.

Broker Dealer Servicing Fees
Series A Units incur a monthly broker dealer servicing fee equal to 1/12th of 0.15% of the outstanding Series A Units’ month-end net asset value, payable in arrears, subject to the Fee Limit.

Series B Units that are not held by broker dealers who act as custodian for the benefit of limited partners incur a monthly broker dealer servicing fee equal to 1/12th of 0.60% of the outstanding Series B Units’ month-end net asset value, payable in arrears, subject to the Fee Limit. Where the General Partner acts as the selling agent, it retains these fees.

Series C and I Units, and those Series B Units that incur a broker dealer custodial fee (as described below), do not incur a broker dealer servicing fee.

Charges	Amount

Broker Dealer Custodial Fee
Series B Units that are held by broker dealers who act as custodian for Series B Units for the benefit of the limited partners incur a monthly broker dealer custodial fee equal to 1/12th of 0.60% of the outstanding Series B Units’ month-end net asset value, payable in arrears, subject to the Fee Limit. Where the General Partner acts as the selling agent, it retains these fees.

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

Investors in the Fund will not incur expenses subject to the Fee Limit calculation in excess of the Fee Limit. Series C Units will be issued in exchange for an investor’s Series A, B or I Units to any limited partner who owns Series A, B or I Units when the General Partner determines that the Fee Limit has been reached as of the end of any month, or it anticipates that the Fee Limit will be reached during the following month. As a result, it is possible for a limited partner to have its Series A, B or I Units exchanged for Series C Units prior to reaching the Fee Limit. If a limited partner’s Series A, B or I Units are exchanged for Series C Units prior to reaching the Fee Limit, the General Partner will not seek additional fees from such limited partner.

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

Market Sectors

The Fund trades speculatively, through the allocation of its assets to the Trading Advisor, in U.S. and international futures markets, and may trade or hold futures, forwards, swaps or options. Specifically, the Fund trades futures on interest rates, stock indices, energy products, currencies, metals and agricultural commodities. The Fund also trades forward currency contracts and may trade options, swaps and other forwards other than currencies in the future.

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

Regulations

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

Under the Commodity Exchange Act (“CEAct”), commodity exchanges and commodity futures trading are subject to regulation by the CFTC. The NFA, a registered futures association under the CEAct, is the only non-exchange self-regulatory organization for commodity industry professionals. The CFTC has delegated to the NFA responsibility for the registration of commodity trading advisors, commodity pool operators, futures commission merchants, introducing brokers and their respective associated persons and floor brokers. The CEAct requires commodity pool operators, commodity trading advisors and futures brokers or futures commission merchants such as the Fund’s futures broker to be registered and to comply with various reporting and recordkeeping requirements. The General Partner and the Fund’s futures broker are members of the NFA. The CFTC may suspend a commodity pool operator’s or trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions, or as the result of violations of the CEAct or rules and regulations promulgated thereunder. In the event the General Partner’s registration as a commodity pool operator were terminated or suspended, the General Partner would be unable to continue to manage the business of the Fund. Should the General Partner’s registration be suspended, dissolution of the Fund might result.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Reform Act”) was enacted in July 2010. The Reform Act includes provisions that comprehensively regulate the over-the-counter derivatives markets for the first time. The Reform Act will mandate that a substantial portion of over-the-counter derivatives must be executed in regulated markets and submitted for clearing to regulated clearinghouses. The mandates imposed by the Reform Act may result in the Fund bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.

The Reform Act also amended the definition of eligible contract participant, and the CFTC is interpreting that definition in such a manner that the Fund may no longer be permitted to engage in forward currency transactions by directly accessing the interbank market. Rather, when the Reform Act goes into effect in July 2011, the Fund may be limited to engaging in retail forex transactions which could limit the Fund’s potential forward currency counterparties to futures commission merchants and retail foreign exchange dealers. Thus, limiting the Fund’s potential forward currency counterparties could lead to the Fund bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees. The retail forex markets could also be significantly less liquid than the interbank market. Moreover, the creditworthiness of the futures commission merchants and retail foreign exchange dealers with whom the Fund may be required to trade could be significantly weaker than the creditworthiness of the financial institutions with whom the Fund currently engages for its forward currency transactions. Although the impact of requiring the Fund to conduct forward currency transactions in the retail market could be substantial, the full scope is currently unknown and the ultimate effect could also be negligible.

Additionally, the CFTC and certain commodity exchanges have established limits on the maximum net long and net short positions which any person, including the Fund, may hold or control in particular commodities. Most exchanges also limit the maximum changes in futures contract prices that may occur during a single trading day. The Fund also trades in dealer markets for forward currency contracts, which are not regulated by the CFTC. Federal and state banking authorities do not regulate forward trading or forward dealers. In addition, the Fund trades on foreign commodity exchanges, which are not subject to regulation by any U.S. government agency. In January 2011, the CFTC proposed a separate position limits regime for 28 so-called “exempt” (i.e. metals and energy) and agricultural futures and options contracts and their economically equivalent swap contracts. Position limits in spot months are proposed to be 25% of the official estimated deliverable supply of the underlying commodity and in a non-spot month a percentage of the average aggregate 12-month rolling open interest in all months (swaps and futures) for each contract. The General Partner believes that the proposed limits are sufficiently large that if adopted, they should not restrict the Fund’s trading strategy.

Competition

The Fund operates in a competitive environment in which it faces several forms of competition, including, without limitation, the following:

•	The Fund competes with other commodity pools and other investment vehicles for investors.

•	The Trading Advisor may compete with other traders in the markets in establishing or liquidating positions on behalf of the Fund.

Available Information

The Fund files Forms 10-K, 10-Q, 8-K, 3 and 4, as required, with the SEC. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Additional information about the Public Reference Room may be obtained by calling the SEC at (800) SEC-0330. Reports filed electronically with the SEC, including the Fund’s annual report, may be found at http://www.sec.gov.

Reports to Security Holders

None.

Enforceability of Civil Liabilities Against Foreign Persons

None.

Item 1A.       Risk Factors

A smaller reporting company, as defined by Rule 12b-2 of the 1934 Act, is not required to provide the information under this Item.

Item 1B.       Unresolved Staff Comments

None.

Item 2.Properties

The Fund does not use any physical properties in the conduct of its business. Its assets currently consist of futures and other contracts, cash and high grade short-term fixed income securities with maturities of less than one year.

The General Partner’s principal business office is in Rockville, Maryland.

Item 3.Legal Proceedings

None.

Item 4.[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for Units of the Fund.

Units of the Fund are offered continuously to the public by selling agents on a best-efforts basis at the month-end net asset value per unit. The minimum investment is $10,000. Currently, Units of each Series are issued as of the commencement of business on the first business day of each month and are valued at the net asset value per unit of the relevant Series on the last day of the preceding month.

The Fund issued General Partner Units to the General Partner to memorialize its ownership interest in the Fund. The General Partner may determine and adjust the number of General Partner Units which represent the General Partner’s interest in the Fund.

Holders

As of February 28, 2011, there were 850, 556 and 910 holders of Series A, B and I Units, respectively. There were no Series C Unit holders as of February 28, 2011.

Dividends

The General Partner has sole discretion to determine what distributions, if any, the Fund will make to its limited partners. The General Partner has not made any distributions as of the date hereof.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

There were no sales of unregistered securities of the Fund during the year ended December 31, 2010.

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

The proceeds from the sale of registered securities are deposited in the Fund’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with the Fund’s trading policies and the Trading Advisor’s Trading Program.

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

Redemptions of Units during the fourth quarter of 2010 were as follows:

	October	November	December	Total
A Units
Units redeemed	—	189.9555	171.3479	361.3034
Average net asset value per unit		$91.40	$96.61	$93.87

B Units
Units redeemed	800.1309	—	179.2003	979.3312
Average net asset value per unit	$105.11		$105.77	$105.23

I Units
Units redeemed	2,841.5100	733.8602	—	3,575.3702
Average net asset value per unit	$120.92	$115.03		$119.71

Item 6.          Selected Financial Data

A smaller reporting company, as defined by Rule 12b-2 of the 1934 Act, is not required to provide the information under this Item.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Utilizing the Trading Advisor, the Fund invests the proceeds from its offering of Units in the speculative trading of futures contracts, forward currency contracts and other financial instruments traded in the U.S. and internationally.

Liquidity

At December 31, 2010, there are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Fund’s liquidity increasing or decreasing in any material way.

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

The Fund invests in U.S. Treasury securities, U.S. government sponsored enterprise notes, corporate notes and investment grade commercial paper with maturities of less than one year. Investment grade commercial paper is an unsecured, short-term debt instrument issued by a corporation with maturities rarely longer than 270 days. Commercial paper is not usually backed by any form of collateral, so only firms with high-quality debt rating will be used. As commercial paper is not backed by the full faith and credit of the U.S. government, if the issuing corporation defaults on their obligations to the Fund, the Fund bears the risk of loss of the amount expected to be received.

Results of Operations

The returns for each Series of Units for the years ended December 31, 2010 and 2009 were:

Series of Units	2010	2009
Series A	12.77%	(17.87)%
Series B	14.55%	(16.61)%
Series I	15.25%	(16.01)%

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

October

The Fund’s Series A, B and I Units finished the month up 3.95%, 4.08% and 4.13%, respectively. Positive stock market earnings announcements, continued speculation about the magnitude and extent of a further round of quantitative easing and a general increase in risk appetite saw stocks and commodity markets rise in October against a backdrop of a further weakening U.S. dollar and increasing Treasury yields. The Fund’s long bond positions incurred losses as the threat of a double-dip recession waned. For the first time ever, U.S. TIPS maturing in five years time were sold at a negative yield, highlighting the overwhelming demand for inflation protection. Meanwhile the Fund made gains in stocks and currencies. The U.S. dollar continued its slide against major trading partners, reaching 15-year lows against the Japanese yen and briefly touching parity with the commodity-led Australian dollar. Most stock indices rose in the month but Japan struggled and profits were made on both the long and short positions in this sector. The Fund also capitalized on its commodity positions, particularly in agriculturals and precious metals. A report by the USDA early in the month highlighted the effects of adverse weather on harvests in grains and softs making the agricultural sector the Fund’s best performer for the month. Precious metals rallied in response to the weakening dollar while industrial metals such as copper and zinc reacted to the positive growth outlook.

November

The Fund’s Series A, B and I Units finished the month down 5.05%, 4.92% and 4.87%, respectively. The month started positively following the Federal Reserve’s announcement of a second round of quantitative easing, which led to a rally in global markets and decline in the U.S. dollar. The fund made gains on its long positions in agriculturals and metals as prices rose due to U.S. dollar weakness and agricultural supply-side concerns. However, the remainder of the month was characterized by risk aversion. Concerns about European sovereign debt contagion pushed the euro lower, while the U.S. dollar strengthened against major currencies to the detriment of the Fund’s net short U.S. dollar positioning. Risk aversion was also driven by monetary tightening in China causing risky assets to sell off. Fixed income markets also experienced reversals having already absorbed the expected impact of quantitative easing. The Fund incurred losses on its long bond position as yields across the curve rose in the U.S. and UK. In Japan, stronger-than-expected GDP growth helped push Japanese equities higher. The Fund’s long position in Japanese Government Bonds incurred losses due to the reduced demand for the perceived safety of fixed income. Towards the end of the month, tension on the Korean peninsula sparked a flight to safety, driving stock markets lower. Precious metals gained, particularly at the end of the month, making gold and silver the top performing instruments.

December

The Fund’s Series A, B and I Units finished the month up 5.70%, 5.83% and 5.89%, respectively. Optimistic signals of a global recovery helped risk appetite return to the markets. The decision to extend the tax cuts in the U.S. led to an aggressive selloff in U.S. Treasuries and a general sell-off in global fixed income. This resulted in some losses from the Fund’s small long bond and interest rate positions. Stock indices, however, performed well to the benefit of the Fund’s long positions. Energy and metals prices also rose over the month, with the Fund’s long position in reformulated gasoline performing especially well. This robust performance from risky assets reduced safe-haven demand for the U.S. dollar, which lost ground against major currencies to the benefit of the Fund’s net short exposure. The best performance this month came from the commodity-driven Australian dollar, which reached its highest level against the U.S. dollar since July 1982. Continued strong demand from China propped up the agricultural and industrial metals markets and copper reached a record high. The agriculturals sector was the largest driver of positive returns, with prices here also being driven upwards by supply and weather concerns. The Fund also profited from the return of safe-haven demand for gold amid poor U.S. housing and consumer confidence data and lingering concern about Chinese rates.

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

Significant Accounting Estimates

A summary of the Fund’s significant accounting policies are included in Note 1 to the Financial Statements.

The Fund’s most significant accounting policy is the valuation of its assets invested in U.S. and foreign futures and forward currency contracts, and fixed-income investments. The majority of the Fund’s futures contracts are exchange-traded, with the fair value of these contracts based on exchange settlement prices. The fair values of non-exchange-traded contracts, such as forward currency contracts, are based on third-party quoted dealer values on the interbank market. The fair value of money market funds is based quoted market prices for identical shares. U.S. Treasury securities, which are stated at amortized cost plus accrued interest, approximate fair value based on quoted market prices for identical assets in an active market. Notes of U.S. government sponsored enterprises and commercial paper, which are stated at cost plus accrued interest, approximate fair value based on quoted market prices for similar assets in an active market. Given the valuation sources, there is little judgment or uncertainty involved in the valuation of these assets, and it is unlikely that materially different amounts would be reported under different valuation methodologies or assumptions.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the General Partner, including its Chief Executive Officer and Chief Financial Officer, the Fund evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the 1934 Act) as of December 31, 2010 (“Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that they are timely alerted to material information relating to the Fund required to be disclosed in the Fund’s periodic SEC filings.

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

Management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2010, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2010, the Fund’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework.

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

Michael D. Bulley is Senior Vice President of Research and Risk Management, and a Director. Mr. Bulley is a CAIASM designee and Member of the Chartered Alternative Investment Analyst Association®. Mr. Bulley, along with Kenneth E. Steben are responsible for deciding on the Fund’s allocation to the Trading Advisor, or other trading advisors in the future should they deem it in the best interest of the Fund. Mr. Bulley, born in October 1957, received his Bachelors Degree in Electrical Engineering from the University of Wisconsin – Madison in 1980 and his Masters in Business Administration with a concentration in Finance from Johns Hopkins University in 1998. Mr. Bulley joined the General Partner in November 2002, and holds Series 3, 7, 28 and 30 FINRA and NFA licenses. Mr. Bulley has been a CFTC listed Principal and registered as an Associated Person of the General Partner since February 11, 2003 and December 23, 2002, respectively.

Carl A. Serger is Chief Financial Officer and a Director. Mr. Serger joined the General Partner in December of 2009 and has been listed as a CFTC Principal of the General Partner since February 2, 2010. Mr. Serger, born in March of 1960, graduated cum laude from Old Dominion University with a BS in Business Administration, and has a Technology Management Certification from the California Institute of Technology. Mr. Serger has over 20 years of accounting experience, including 10 years of audit experience. Prior to joining the General Partner, Mr. Serger was the CFO, Senior VP and Treasurer of Finetre Corporation, a financial technology platform company providing services to major brokerage firms, banks and insurance companies from December 1999 until its acquisition by Ebix, Inc. in October 2006. Mr. Serger remained with Ebix, a software company serving the financial services industry, as Senior VP and CFO until July 2007. From July 2007 to November 2007, he acted as an independent consultant to start up companies. From November 2007 until November 2009, Mr. Serger was the Senior VP, CFO and COO for Peracon, Inc., a leading electronic transactions platform for institutional commercial real estate transactions. Mr. Serger holds Series 28 FINRA and NFA licenses.

John H. Grady is General Counsel, Chief Operating Officer, and a Director. Mr. Grady joined the General Partner in December of 2009 and has been listed as a CFTC registered Principal and registered as an associated person of the General Partner since February 2010. Mr. Grady, born in June 1961, received his JD from The University of Pennsylvania Law School in 1985 and received his Bachelor of Arts, magna cum laude, from Colgate University in 1982. Prior to joining the General Partner, Mr. Grady was President of Arcady Investment Consulting LLP, a consulting firm based in Philadelphia that served funds, advisers and brokerage firms from January 2009 to December 2009. Before that, Mr. Grady was a Senior Advisor to Coil Investment Group, a Norway-based investment firm from April 2008 to December 2008, and Chief Executive Officer of the Nationwide Funds Group from October 2006 to January 2008. From April 2004 to June 2006, Mr. Grady served as Chief Executive Officer of the Constellation Funds Group; prior to that, he was the Chief Operating Officer of Turner Investment Partners from February 2001 to March 2004. During the periods of June 2006 to October 2006 and February 2008 to April 2008, Mr. Grady was a consultant in a sole proprietorship. After graduating from law school, Mr. Grady was an attorney in private practice for over 15 years, and was a partner with Morgan, Lewis & Bockius LLP in the firm’s D.C. and Philadelphia offices from July 1993 to January 2001. Mr. Grady holds Series 3, 7, 24 and 63 FINRA and NFA licenses.

Neil D. Menard is Director of Sales and Marketing. Mr. Menard, born in August 1967, graduated from Colby College in 1989 with a BA in political science. Prior to joining the General Partner in July of 2006, Mr. Menard was the Director of Sales for Engagement Systems, LLC, a strategic outsource solution for independent financial advisors from October 2004 to June of 2006. From June 2003 to October 2004, Mr. Menard served as the Managing Director of New Business Development. Mr. Menard created sales and selection systems for the new business development team and utilized these processes to select independent investment advisors for SEI. Mr. Menard holds his Series 3, 7, 24 and 63 FINRA and NFA licenses and is a General Securities Principal. Mr. Menard has been registered as an Associated Person and a CFTC listed Principal of the General Partner since August 7, 2006 and July 6, 2006, respectively.

Kenneth E. Steben Revocable Trust, dated January 29, 2008, has been a CFTC listed Principal of the General Partner since March 10, 2008. The Trust is the sole shareholder of the General Partner. Kenneth E. Steben is the sole beneficiary of the Trust and serves as its sole trustee. A biography of Mr. Steben is set forth above.

Since May 11, 1989, Steben & Company, Inc. has acted as a general partner to a Maryland limited partnership, Futures Portfolio Fund, Limited Partnership, an SEC registrant under the 1934 Act whose shares are privately offered. Additionally, since August 2, 1995, Steben & Company, Inc. has acted as a general partner to another Maryland limited partnership, Sage Fund Limited Partnership, an SEC registrant under the 1934 Act whose shares are privately offered. Since March 1, 2011, Steben & Company, Inc. has acted as manager of a Delaware limited liability company, Steben Institutional Fund LLC. Because Steben & Company, Inc. serves as the sole general partner or manager of all of these funds, the officers and directors of Steben & Company, Inc. effectively manage them as officers and directors of the respective funds.

Significant Employees

The General Partner is dependent on the services of Mr. Steben and key management personnel. If Mr. Steben’s services became unavailable, another principal of the firm or a new principal (whose experience cannot be known at this time) will need to take charge of the General Partner.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires that reports of beneficial ownership of limited partner interests and changes in such ownership be filed with the SEC by Section 16 “reporting persons.” The Fund is required to disclose in this Annual Report on Form 10-K each reporting person whom it knows to have failed to file any required reports under Section 16(a) on a timely basis during the fiscal year ended December 31, 2010. During the fiscal year ended December 31, 2010, all reporting persons complied with all Section 16(a) filing requirements applicable to them.

Code of Ethics

The General Partner on behalf of the Fund has adopted a code of ethics, as of the period covered by this report, which applies to the Fund’s principal executive officer and principal financial officer or persons performing similar functions. A copy of the code of ethics is available without charge upon request by calling 240-631-7600.

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

As compensation for its services in managing the Fund, the General Partner earns the following compensation:

▪
General Partner Fee – each Series of Units, except for General Partner Units, incurs a monthly general partner fee, equal to 1/12th of 1.10% of the Fund’s month-end net asset value. During 2010 and 2009, the General Partner earned $458,261 and $244,752, respectively.

▪
Selling Agent Fees – the Series A Units incur a monthly fee equal to 1/12th of 2% of their month-end net asset value. The General Partner, in turn, pays the selling agent fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner. During 2010 and 2009, the General Partner earned $255,150 and $99,034, respectively.

▪
Broker Dealer Servicing Fee – the Series A Units incur a monthly fee equal to 1/12th of 0.15% of their month-end net asset value. The Series B Units which are not subject to a broker dealer custodial fee incur a monthly fee equal to 1/12th of 0.60% of their month-end net asset value. These fees are payable in arrears to the selling agents by the General Partner. Where the General Partner acts as the selling agent, it retains these fees. During 2010 and 2009, the General Partner earned $25,455 and $12,321, respectively.

▪
Broker Dealer Custodial Fee – the Series B Units that are held by broker dealers who act as the custodian for Series B Units for the benefit of the limited partners incur a fee equal to 1/12th of 0.60% of their month-end net asset value. These fees are payable to the selling agents by the General Partner. During 2010 and 2009, the General Partner earned $62,961 and $32,414, respectively.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of February 28, 2011, no person or group is known to have been the beneficial owner of more than 5% of the Units.

The Trading Adviser purchased an ownership interest in the Fund with the purchase of $5,001,156 of Series I Units effective September 1, 2008, which was fully redeemed in 2009. As of February 28, 2011, the Fund’s Trading Advisor did not maintain a capital balance in the Fund. As of February 28, 2011, the General Partner had an investment in the Fund of $619,660 (4,806.7772 Units).

As of February 28, 2011, an officer of the General Partner beneficially owned Units as follows:

Name	Title of Series	Units Owned	Value of Units	Percentage of Limited Partnership
Neil Menard	Series I Units	79.0719	$9,756	Less than 1%

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

Item 14.        Principal Accounting Fees and Services

The following table sets forth the fees billed to the Fund for professional audit services provided by McGladrey & Pullen, LLP, the Fund’s independent registered public accountant, for the audit of the Fund’s annual financial statements for the years ended December 31, 2010 and 2009, and fees billed for other professional services rendered by McGladrey & Pullen, LLP and RSM McGladrey, Inc. (an associated entity of McGladrey & Pullen, LLP) during those periods.

	2010	2009
Fee Category
Audit fees(1)	$72,000	$82,450
Audit-related fees	—	—
Tax fees(2)	$17,000	10,000
All other fees	—	—
Total fees	$89,000	$92,450

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

The General Partner’s Board of Directors pre-approves all audit and permitted non-audit services of the Fund’s independent accountants, including all engagement fees and terms. The General Partner’s Board of Directors approved all the services provided by McGladrey & Pullen, LLP and RSM McGladrey, Inc. (collectively “McGladrey”) during 2010 and 2009 to the Fund described above. The General Partner’s Board of Directors has determined that the payments made to McGladrey for these services during 2010 and 2009 are compatible with maintaining that firm’s independence.

PART IV

Item 15:	Exhibits and Financial Statements Schedules

Financial Statements

Aspect Global Diversified Fund LP
Report of Independent Registered Public Accounting Firm
Statements of Financial Condition as of December 31, 2010 and 2009
Condensed Schedule of Investments as of December 31, 2010
Condensed Schedule of Investments as of December 31, 2009
Statements of Operations for the Years Ended December 31, 2010 and 2009
Statements of Cash Flows for the Years Ended December 31, 2010 and 2009
Statements of Changes in Partners’ Capital (Net Asset Value) for the Years Ended December 31, 2010 and 2009
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

Name	Title	Date

/s/ Kenneth E. Steben	President, Chief Executive Officer and Director of the General Partner	March 25, 2011
Kenneth E. Steben
/s/ Carl A. Serger	Chief Financial Officer and Director of the General Partner	March 25, 2011
Carl A. Serger
/s/ Michael Bulley	Senior Vice President, Research & Risk Management and Director of the General Partner	March 25, 2011
Michael D. Bulley

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 25, 2011	ASPECT GLOBAL DIVERSIFIED FUND LP

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and
Director of the General Partner

Report of Independent Registered Public Accounting Firm

To the Partners of
Aspect Global Diversified Fund LP

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of Aspect Global Diversified Fund LP (the Fund) as of December 31, 2010 and 2009, and the related statements of operations, cash flows, and changes in partners’ capital (net asset value) for the years then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Fund is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aspect Global Diversified Fund LP as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Chicago, Illinois
March 25, 2011

Aspect Global Diversified Fund LP
Statements of Financial Condition
December 31, 2010 and 2009

	2010	2009
Assets
Equity in broker trading accounts
Cash	$15,060,123	$9,216,600
Net unrealized gain (loss) on open futures contracts	2,154,522	(92,230)
Net unrealized gain (loss) on open forward currency contracts	977,320	(122,645)
Interest receivable	1,563	189
Total equity in broker trading accounts	18,193,528	9,001,914
Cash and cash equivalents	38,989,573	22,864,973
U.S. government sponsored enterprise notes, at fair value	—	2,018,783
Total assets	$57,183,101	$33,885,670

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fee payable	$311,768	$189,042
Trading Advisor incentive fee payable	582,381	—
Commissions and other trading fees payable on open contracts	2,995	3,732
Administrative expenses payable – General Partner	42,727	74,835
Broker dealer custodial fee payable – General Partner	6,174	4,397
Broker dealer servicing fee payable – General Partner	2,675	1,685
General Partner fee payable	49,337	28,705
Offering expenses payable – General Partner	33,639	19,571
Selling Agent fees payable – General Partner	27,143	15,967
Redemptions payable	35,507	189,947
Subscriptions received in advance	2,536,859	1,957,075
Total liabilities	3,631,205	2,484,956

Partners’ Capital (Net Asset Value)
General Partner Units – 4,806.7772 and 4,011.5691 units outstanding at December 31, 2010 and 2009, respectively	609,812	434,130
Series A Units – 165,574.3151 units and 110,813.7773 units outstanding at December 31, 2010 and 2009, respectively	15,995,450	9,492,784
Series B Units – 126,655.8355 units and 104,085.6268 units outstanding at December 31, 2010 and 2009, respectively	13,396,321	9,610,394
Series I Units – 193,350.1543 units and 112,253.4442 units outstanding at December 31, 2010 and 2009, respectively	23,550,313	11,863,406
Total partners’ capital (net asset value)	53,551,896	31,400,714
Total liabilities and partners’ capital (net asset value)	$57,183,101	$33,885,670

The accompanying notes are an integral part of these financial statements.

Aspect Global Diversified Fund LP
Condensed Schedule of Investments
December 31, 2010

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
Long U.S. Futures Contracts
Agricultural (1)	$904,521	1.69%
Currency	1,675	0.00%
Energy	288,899	0.54%
Interest rate	(35,509)	(0.07)%
Metal (1)	997,430	1.86%
Stock index	134,266	0.25%
Net unrealized gain on open long U.S. futures contracts	2,291,282	4.27%

Short U.S. Futures Contracts
Agricultural	(9,000)	(0.02)%
Energy	(85,500)	(0.16)%
Interest rate	(7,391)	(0.01)%
Metal	(65,245)	(0.12)%
Net unrealized loss on open short U.S. futures contracts	(167,136)	(0.31)%
Total U.S. Futures Contracts
Net unrealized gain on open U.S. futures contracts	2,124,146	3.96%

Long Foreign Futures Contracts
Agricultural	20,842	0.04%
Interest rate	41,176	0.08%
Stock index	3,896	0.01%
Net unrealized gain on open long foreign futures contracts	65,914	0.13%

Short Foreign Futures Contracts
Interest rate	(50,122)	(0.09)%
Stock index	14,584	0.03%
Net unrealized loss on open short foreign futures contracts	(35,538)	(0.06)%
Total Foreign Futures Contracts
Net unrealized gain on open foreign futures contracts	30,376	0.07%

Net unrealized gain on open futures contracts	$2,154,522	4.03%

U.S. Forward Currency Contracts
Long	$369,809	0.69%
Short	(138,598)	(0.26)%
Net unrealized gain on open U.S. forward currency contracts	231,211	0.43%

Foreign Forward Currency Contracts
Long	(56,626)	(0.11)%
Short (1)	802,735	1.50%
Net unrealized gain on open foreign forward currency contracts	746,109	1.39%

Net unrealized gain on open forward currency contracts	$977,320	1.82%

(1) No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value).  Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

Aspect Global Diversified Fund LP
Condensed Schedule of Investments
December 31, 2009

		Description	Fair Value	% of Partners’ Capital (Net Asset Value)

U.S. Government Sponsored Enterprise Notes
Face Value	Maturity Date
$2,000,000	3/30/10	Federal Home Loan Mortgage Corporation, 1.10%	$2,018,783	6.43%
		Total U.S. government sponsored enterprise notes (cost: $2,009,778)	$2,018,783	6.43%

Long U.S. Futures Contracts
		Agricultural	$290,004	0.92%
		Currency	(7,350)	(0.02)%
		Energy	108,288	0.34%
		Interest rate	(307,955)	(0.98)%
		Metal	(181,592)	(0.58)%
		Stock index	93,052	0.30%
		Net unrealized loss on open long U.S. futures contracts	(5,553)	(0.02)%

Short U.S. Futures Contracts
		Agricultural	(8,230)	(0.03)%
		Energy	22,300	0.07%
		Interest rate	2,000	0.01%
		Metal	(17,106)	(0.05)%
		Net unrealized loss on open short U.S. futures contracts	(1,036)	(0.00)%
		Total U.S. Futures Contracts
		Net unrealized loss on open U.S. futures contracts	(6,589)	(0.02)%

Long Foreign Futures Contracts
		Agricultural	55,580	0.18%
		Interest rate (1)	(347,237)	(1.11)%
		Stock index	196,445	0.63%
		Net unrealized loss on open long foreign futures contracts	(95,212)	(0.30)%

Short Foreign Futures Contracts
		Agricultural	475	0.00%
		Interest rate	9,096	0.03%
		Net unrealized gain on open short foreign futures contracts	9,571	0.03%
		Total Foreign Futures Contracts
		Net unrealized loss on open foreign futures contracts	(85,641)	(0.27)%

		Net unrealized loss on open futures contracts	$(92,230)	(0.29)%

U.S. Forward Currency Contracts
		Long	$(39,736)	(0.13)%
		Short	105,323	0.34%
		Net unrealized gain on open U.S. forward currency contracts	65,587	0.21%

Foreign Forward Currency Contracts
		Long	6,446	0.02%
		Short	(194,678)	(0.62)%
		Net unrealized loss on open foreign forward currency contracts	(188,232)	(0.60)%

		Net unrealized loss on open forward currency contracts	$(122,645)	(0.39)%

(1) No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value).  Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

Aspect Global Diversified Fund LP
Statements of Operations
Years Ended December 31, 2010 and 2009

	2010	2009
Trading Gain (Loss)
Net realized gain (loss)	$5,846,296	$(1,514,549)
Net change in unrealized gain (loss)	3,346,717	(591,469)
Brokerage commissions and trading expenses	(87,084)	(72,878)
Net gain (loss) from trading	9,105,929	(2,178,896)

Net Investment Loss
Income
Interest income	119,684	53,167
Expenses
Trading Advisor management fee	1,011,377	544,882
Trading Advisor incentive fee	618,276	—
General Partner fee	458,261	244,752
Selling Agent fees – General Partner	255,150	99,034
Broker dealer custodial fee – General Partner	62,961	32,414
Broker dealer servicing fee – General Partner	25,455	12,321
Administrative expenses – General Partner	554,397	342,364
Offering expenses – General Partner	403,926	374,242
Total expenses	3,389,803	1,650,009
Administrative and offering expenses waived	(245,534)	(333,838)
Net total expenses	3,144,269	1,316,171
Net investment loss	(3,024,585)	(1,263,004)
Net Income (Loss)	$6,081,344	$(3,441,900)

	Series A	Series B	Series I	General Partner
Year Ended December 31, 2010
Increase in net asset value per Unit for the year	$10.95	$13.44	$16.12	$18.65
Net income per Unit (based on weighted average number of units outstanding during the year)	$12.11	$14.17	$17.99	$18.31
Weighted average number of Units outstanding	138,675.7151	115,932.0983	149,182.1541	4,133.9088

Year Ended December 31, 2009
Decrease in net asset value per Unit for the year	$(18.65)	$(18.39)	$(20.15)	$(18.24)
Net loss per Unit (based on weighted average number of units outstanding during the year)	$(10.09)	$(15.53)	$(20.88)	$(18.24)
Weighted average number of Units outstanding	51,734.1285	60,216.2268	91,541.8632	4,011.5691

The accompanying notes are an integral part of these financial statements.

Aspect Global Diversified Fund LP
Statements of Cash Flows
Years Ended December 31, 2010 and 2009

	2010	2009
Cash flows from operating activities
Net income (loss)	$6,081,344	$(3,441,900)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized (gain) loss	(3,346,717)	591,469
Changes in
Interest receivable	(1,374)	210
U.S. government sponsored enterprise notes	2,018,783	(2,018,783)
Commercial paper	—	1,993,829
Trading Advisor management fee payable	122,726	143,093
Trading Advisor incentive fee payable	582,381	(326,088)
Commissions and other trading expenses payable on open contracts	(737)	3,092
Administrative expenses payable – General Partner	(32,108)	52,835
Broker dealer custodial fee payable – General Partner	1,777	4,282
Broker dealer servicing fee payable – General Partner	990	1,542
General Partner fee payable	20,632	20,401
Offering expenses payable – General Partner	14,068	13,909
Selling Agent fees payable – General Partner	11,176	15,685
Net cash provided by (used in) operating activities	5,472,941	(2,946,424)

Cash flows from financing activities
Subscriptions	17,385,409	28,952,517
Subscriptions received in advance	2,536,859	1,957,075
Redemptions	(3,427,086)	(7,111,053)
Net cash provided by financing activities	16,495,182	23,798,539

Net increase in cash and cash equivalents	21,968,123	20,852,115
Cash and cash equivalents, beginning of year	32,081,573	11,229,458
Cash and cash equivalents, end of year	$54,049,696	$32,081,573

End of year cash and cash equivalents consists of
Cash in broker trading accounts	$15,060,123	$9,216,600
Cash and cash equivalents	38,989,573	22,864,973
Total end of year cash and cash equivalents	$54,049,696	$32,081,573

Supplemental disclosure of cash flow information
Prior year redemptions paid	$189,947	$125,000
Prior year subscriptions received in advance	$1,957,075	$3,633,808

Supplemental schedule of non-cash financing activities
Redemptions payable	$35,507	$189,947

The accompanying notes are an integral part of these financial statements.

Aspect Global Diversified Fund LP
Statements of Changes in Partners’ Capital (Net Asset Value)
Years Ended December 31, 2010 and 2009

	Series A		Series B		Series I		General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Balance at December 31, 2008	1,598.6744	$166,755	3,692.0156	$408,780	66,355.1442	$8,349,440	4,011.5691	$507,314	$9,432,289
Net loss		(522,035)		(935,123)		(1,911,558)		(73,184)	(3,441,900)
Subscriptions	109,941.5136	9,910,285	103,606.4510	10,434,915	106,128.2610	12,241,125	—	—	32,586,325
Redemptions	(726.4107)	(62,221)	(3,212.8398)	(298,178)	(60,229.9610)	(6,815,601)	—	—	(7,176,000)
Balance at December 31, 2009	110,813.7773	9,492,784	104,085.6268	9,610,394	112,253.4442	11,863,406	4,011.5691	$434,130	31,400,714
Net income		1,679,404		1,642,755		2,683,503		75,682	6,081,344
Subscriptions	57,843.6599	5,095,563	36,806.4851	3,491,139	96,214.7618	10,655,782	795.2081	100,000	19,342,484
Redemptions	(3,083.1221)	(272,301)	(14,090.2424)	(1,333,219)	(15,245.0597)	(1,667,126)	—	—	(3,272,646)
Transfers	—	—	(146.0340)	(14,748)	127.0080	14,748	—	—	—
Balance at December 31, 2010	165,574.3151	$15,995,450	126,655.8355	$13,396,321	193,350.1543	$23,550,313	4,806.7772	$609,812	$53,551,896

	Net Asset Value Per Unit
	Series A	Series B	Series I	General Partner
December 31, 2010	$96.61	$105.77	$121.80	$126.87
December 31, 2009	85.66	92.33	105.68	108.22
December 31, 2008	104.31	110.72	125.83	126.46

The accompanying notes are an integral part of these financial statements.

Aspect Global Diversified Fund LP
Notes to Financial Statements

1.	Organization and Summary of Significant Accounting Policies

Description of the Fund

Aspect Global Diversified Fund LP (“Fund”) is a Delaware limited partnership, which was formed in 2007.  The Fund operates as a commodity investment pool, and commenced investment operations on September 1, 2008.  The Fund issues units of limited partner interests (“Units”) in four series: Series A, Series B, Series C and Series I, which represent units of fractional undivided beneficial interest in and ownership of the Fund.  Only Series A, B and I Units are offered by the fund.  Series A, B and I Units will be re-designated as Series C Units after the Fee Limit has been reached.  The Series C Units are identical to these other Units except that the Series C Units only incur the Trading Advisor management fee, Trading Advisor incentive fee, brokerage expenses, General Partner management fee and administrative expenses.

The Fee Limit is the total amount of selling agent commissions, broker dealer servicing fees paid to the selling agents, payments for wholesalers, payments for sales conferences, and other offering expenses that are items of compensation to Financial Industry Regulatory Authority (“FINRA”) members (but excluding among other items, the production and printing of prospectuses and related collateral material, as well as various legal and regulatory fees) paid by particular Series A, B or I Units when it is equal to 10.00% of the original purchase price paid by holders of those particular Units.

The Fund uses a commodity trading advisor to engage in the speculative trading of futures contracts, forward currency contracts and other financial instruments traded in the United States (“U.S.”) and internationally.  The Fund does not currently use options or swaps as part of its trading system, but may employ them in the future.

The Fund is a registrant with the U.S. Securities and Exchange Commission (“SEC”) pursuant to the U.S. Securities Exchange Act of 1933, as amended, (“1933 Act”) and the U.S. Securities Exchange Act of 1934, as amended, (“1934 Act”).  As a registrant, the Fund is subject to the regulations of the SEC and the disclosure requirements of the 1933 Act and the 1934 Act.  As a commodity pool, the Fund is subject to the regulations of the U.S. Commodity Futures Trading Commission (“CFTC”), an agency of the U.S. government, which regulates most aspects of the commodity futures industry; rules of the National Futures Association (“NFA”), an industry self-regulatory organization; rules of FINRA, an industry self-regulatory organization; and the requirements of commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of its futures broker and interbank market makers through which the Fund trades.

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

Significant Accounting Policies

Accounting Principles

The Fund’s financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).

Use of Estimates

Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Revenue Recognition

Futures, options on futures contracts and forward currency contracts are recorded on a trade date basis, and gains or losses are realized when contracts are liquidated.  Unrealized gains and losses on open futures and forward currency contracts (the difference between contract trade price and fair value) are reported in the statements of financial condition as net unrealized gain or loss, as there exists a right of offset of any unrealized gains or losses.  Any change in net unrealized gain or loss from the preceding period is reported in the statements of operations.  Interest income earned on investments in commercial paper, U.S. Treasury securities, U.S. government sponsored enterprise notes and other cash and cash equivalent balances is recorded on an accrual basis.

Fair Value of Financial Instruments

Financial instruments are recorded at fair value, the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Assets and liabilities recorded at fair value are classified within the fair value hierarchy based upon the level of judgment associated with the inputs used to measure their value.   The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).   The three levels of the fair value hierarchy are described below:

Level 1 –	Fair value is based on unadjusted quoted prices for identical instruments in active markets. Financial instruments utilizing Level 1 inputs include exchange-traded derivatives and money market funds.

Level 2 –
Fair value is based on quoted prices for similar instruments in active markets and inputs other than quoted prices that are observable for the financial instrument, such as interest rates and yield curves that are observable at commonly quoted intervals using a market approach. Financial instruments utilizing Level 2 inputs include forward currency contracts and U.S. government sponsored enterprise notes.

Level 3 –	Fair value is based on valuation techniques in which one or more significant inputs are unobservable. The Fund has no financial instruments utilizing Level 3 inputs.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, an instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The Fund’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy.  For the years ended December 31, 2010 and 2009, there were no such transfers between levels.

A description of the valuation techniques applied to the Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows.

U.S. government sponsored enterprise notes are recorded at amortized cost, which approximates fair value based on bid and ask quotes for similar, but not identical, instruments.  Accordingly, U.S. government sponsored enterprise notes are classified within Level 2.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the date of acquisition that are not held for sale in the ordinary course of business.  The Fund maintains cash and cash equivalents balances at Newedge USA, LLC and Newedge Group (UK Branch) (collectively “NUSA”), UBS Financial Services, Inc. (“UBS”) and Bank of America.  At December 31, 2010, cash and cash equivalents balances held at NUSA, UBS and Bank of America were $15,060,123, $7,399 and $38,982,174, respectively.  The Fund is at risk to the extent that it maintains balances with such institutions in excess of insured limits; however, the Fund does not believe it is exposed to any significant credit risk.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns.  The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses.  The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year.  Management has determined there are no material uncertain income tax positions through December 31, 2010.  All of the Fund’s income tax returns remain subject to federal, state or local income tax examinations.

Foreign Currency Transactions

The Fund has certain investments denominated in foreign currencies.  The purchase and sale of investments, and income and expenses are translated at the rates of exchange prevailing on the respective dates of such transactions.  The Fund does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of investments held.  Such fluctuations are included with the net realized and change in unrealized gain or loss on such investments in the statement of operations.

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

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At December 31, 2010
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$2,154,522	$—	$2,154,522
Net unrealized gain on open forward currency contracts*	—	977,320	977,320
Cash and cash equivalents:
Money market fund	7,399	—	7,399
Total	$2,161,921	$977,320	$3,139,241
*See the condensed schedule of investments for further description.

At December 31, 2009
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized loss on open futures contracts*	$(92,230)	$—	$(92,230)
Net unrealized loss on open forward currency contracts*	—	(122,645)	(122,645)
Cash and cash equivalents:
Money market fund	20,871,136	—	20,871,136
U.S. government sponsored enterprise notes*	—	2,018,783	2,018,783
Total	$20,778,906	$1,896,138	$22,675,044
*See the condensed schedule of investments for further description.

There were no Level 3 holdings at December 31, 2010 and 2009, or during the years then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments.  At December 31, 2010 and 2009, the Fund’s derivative contracts had the following impact on the statements of financial condition:

December 31, 2010	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net
Net unrealized gain (loss) on open futures contracts
Agricultural	$931,812	$(15,449)	$916,363
Currency	1,675	—	1,675
Energy	308,149	(104,750)	203,399
Interest rate	92,261	(144,107)	(51,846)
Metal	999,158	(66,973)	932,185
Stock index	239,757	(87,011)	152,746
Net unrealized gain (loss) on open futures contracts	$2,572,812	$(418,290)	$2,154,522

Net unrealized gain (loss) on open forward currency contracts	$1,202,472	$(225,152)	$977,320

At December 31, 2010, there were 1,891 open futures contracts and 494 open forward currency contracts.

December 31, 2009	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net
Net unrealized gain (loss) on open futures contracts
Agricultural	$421,805	$(83,976)	$337,829
Currency	—	(7,350)	(7,350)
Energy	134,439	(3,851)	130,588
Interest rate	180,879	(824,975)	(644,096)
Metal	216,721	(415,419)	(198,698)
Stock index	304,167	(14,670)	289,497
Net unrealized gain (loss) on open futures contracts	$1,258,011	$(1,350,241)	$(92,230)

Net unrealized gain (loss) on open forward currency contracts	$271,180	$(393,825)	$(122,645)

At December 31, 2009, there were 2,358 open futures contracts and 170 open forward currency contracts.

For the years ended December 31, 2010 and 2009, the Fund’s derivative contracts had the following impact on the statements of operations:

	2010		2009
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural	$1,354,154	$578,534	$(226,627)	$361,031
Currency	(14,097)	9,025	20,779	(7,350)
Energy	(1,631,831)	72,811	(1,796,532)	94,604
Interest rate	5,102,652	592,250	135,688	(1,064,779)
Metal	310,302	1,130,883	647,992	(164,947)
Stock index	(630,601)	(136,751)	286,056	292,928
Total futures contracts	4,490,579	2,246,752	(932,644)	(488,513)

Forward currency contracts	1,401,130	1,099,965	(606,869)	(102,956)

Total futures and forward currency contracts	$5,891,709	$3,346,717	$(1,539,513)	$(591,469)

For the years ended December 31, 2010 and 2009, the number of futures contracts closed was 23,419 and 18,685, respectively, and the number of forward currency contracts closed was 7,477 and 4,189, respectively.

4.	General Partner

In accordance with the Partnership Agreement, the General Partner must maintain its interest in the capital of the Fund at no less than the greater of: (i) 1% of aggregate capital contributions to the Fund by all partners (including the General Partner’s contributions) or (ii) $25,000.  The General Partner shares in the profits and losses of the Fund in proportion to its respective ownership interest.

At December 31, 2010 and 2009, the General Partner had an investment of 4,806.7772 units valued at $609,812, and 4,011.5691 units valued at $434,130, respectively.

The General Partner earns the following compensation:

▪	General Partner Fee – each Series of Units, other than General Partner Units, incurs a monthly fee equal to 1/12th of 1.10% of the respective series’ month-end net asset value, payable in arrears.

▪
Selling Agent Fees – the General Partner charges Series A Units a monthly fee equal to 1/12th of 2.00% of the outstanding Series A Units’ month-end net asset value, payable in arrears.  The General Partner pays to the selling agents an upfront fee of 2.00% of the aggregate subscription amount for the sale of Series A Units.  Beginning in the 13th month, the General Partner pays the selling agents a monthly fee in arrears equal to 1/12th of 2.00% of the outstanding Series A Units’ month-end net asset value.  If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fee are retained by the General Partner.

▪
Broker Dealer Servicing Fee – the General Partner charges Series A Units a monthly fee equal to 1/12th of 0.15% of the outstanding Series A Units’ month-end net asset value.  The Series B Units which are not subject to a broker dealer custodial fee incur a monthly fee equal to 1/12th of 0.60% of their month-end net asset value.  These fees are payable in arrears to the selling agents by the General Partner.  If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fee are retained by the General Partner.

▪
Broker Dealer Custodial Fee – the General Partner charges Series B Units that are held by broker dealers who act as custodian for Series B Units for the benefit of the limited partners, a monthly fee to such broker dealers equal to 1/12th of 0.60% of the outstanding Series B Units’ month-end net asset value.  These fees are payable in arrears to the selling agents by the General Partner

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

To meet margin requirements, the Fund deposits funds with its brokers, subject to CFTC regulations and various exchange and broker requirements.  The Fund earns interest income on its assets deposited with its brokers.  At December 31, 2010 and 2009, the Fund had margin requirements of $6,567,566 and $5,413,756, respectively.

7.	Administrative and Offering Expenses

The Fund reimburses the General Partner for actual monthly administrative expenses paid to various third-party service providers, including the General Partner, up to 1/12th of 0.95% of the Fund’s month-end net asset value, payable in arrears.  Actual administrative expenses may vary; however, such administrative expenses will not exceed 0.95% of the Fund’s month-end net asset value per annum.  The administrative expenses include legal, accounting, clerical and other back office related expenses related to the administration of the Fund and all other associated costs incurred by the Fund.  For the years ended December 31, 2010 and 2009, actual administrative expenses were $554,397 and $342,364, respectively.  Such amounts are presented as administrative expenses in the statements of operations.

During the years ended December 31, 2010 and 2009, the General Partner absorbed administrative expenses in excess of the 0.95% limitation of $154,059 and $126,473, respectively.  Such amounts are included in administrative and offering expenses waived in the statements of operations.

At December 31, 2010 and 2009, $42,727 and $74,835, respectively, were payable to the General Partner for administrative expenses incurred on behalf of the Fund and not waived by the General Partner.  Such amounts are presented as administrative expenses payable – General Partner in the statements of financial condition.

The Fund reimburses the General Partner for actual ongoing offering expenses, up to 1/12th of 0.75% of the Fund’s month-end net asset value pro rata for each Series of Units except for the General Partner and Series C Units, payable monthly in arrears.  Actual ongoing offering expenses in excess of this limitation are absorbed by the General Partner.  For the years ended December 31, 2010 and 2009, actual offering expenses were $403,926 and $374,242, respectively.  Such amounts are presented as offering expenses in the statements of operations.

During the years ended December 31, 2010 and 2009, the General Partner absorbed offering expenses in excess of the 0.75% limitation of $91,475 and $207,365, respectively.  Such amounts are included in administrative and offering expenses waived in the statements of operations.  At December 31, 2010 and 2009, $33,639 and $19,571, respectively, were payable to the General Partner for offering expenses incurred on behalf of the Fund and not waived by the General Partner.  Such amounts are presented as offering expenses payable – General Partner in the statements of financial condition.

8.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner.  The minimum investment is $10,000.  Units are sold at the net asset value per Series A, B and I Units as of the close of business on the last day of the month in which the subscription is accepted.  Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted.  At December 31, 2010 and 2009, the Fund received advance subscriptions of $2,536,859 and $1,957,075, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to year-end.

The Fund is not required to make distributions, but may do so at the sole discretion of the General Partner.  A limited partner may request and receive redemption of Series A, B and I Units owned at the end of any month, subject to five business days’ prior written notice to the General Partner and in certain circumstances, restrictions in the partnership agreement.

Series A Units redeemed prior to the first anniversary of the subscription date are subject to a redemption fee equal to the product of (i) 2.00% of the subscription price for such Series A Units on the subscription date, divided by twelve (ii) multiplied by the number of months remaining before the first anniversary of the subscription date.  Series B, C and I Units are not subject to the redemption fee.  During 2010 and 2009, these redemption fees were negligible.

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

The Fund engages in the speculative trading of futures and forward currency contracts traded in the U.S. and internationally.  Trading in derivatives exposes the fund to both market risk, the risk arising from a change in the fair value of a contract and credit risk, the risk of failure by another party to perform according to the terms of a contract.

Purchase and sale of futures contracts requires margin deposits with futures brokers. Additional deposits may be necessary for any loss of contract value.  The Commodity Exchange Act (“CEAct”) requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities.  A customer’s cash and other property (for example, U.S. Treasury securities) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements.  In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available.  It is possible that the recovered amount could be less than (or none of) the total cash and other property deposited.  The Fund uses Newedge USA, LLC as its futures broker and Newedge Group (UK Branch) as its forward currency counterparty.

For futures contracts, risks arise from changes in the fair value of the contracts.  Theoretically, the Fund is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

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

In the case of forward currency contracts, which are traded on the interbank or other institutional market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a clearinghouse backed by a group of financial institutions; thus, there likely will be greater counterparty credit risk.  While the Fund trades only with those counterparties that it believes to be creditworthy, there can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Fund.

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

The Fund uses UBS as its cash management securities broker for the investment of a portion of the Fund’s excess margin amounts into short-term fixed income instruments including commercial paper, U.S. Treasury securities and U.S. government sponsored enterprise notes with maturities of less than one year.  Fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on the Fund’s fixed income instruments, although substantially all of the short-term investments are held to maturity.

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

The following information presents per Unit operating performance results and other supplemental financial ratios for the years ended December 31, 2010 and 2009.  This information has been derived from information presented in the financial statements for limited partner Units and assumes that a Unit is outstanding throughout the entire year:

	2010			2009
	Series A Units	Series B Units	Series I Units	Series A Units	Series B Units	Series I Units
Per Unit Operating Performance
Net asset value per Unit at beginning of year	$85.66	$92.33	$105.68	$104.31	$110.72	$125.83
Income (loss) from operations
Gain (loss) from trading (1)	18.79	20.27	23.65	(11.78)	(12.61)	(14.19)
Net investment loss (1)	(7.84)	(6.83)	(7.53)	(6.87)	(5.78)	(5.96)
Total income (loss) from operations	10.95	13.44	16.12	(18.65)	(18.39)	(20.15)
Net asset value per Unit at end of year	$96.61	$105.77	$121.80	$85.66	$92.33	$105.68

Total return	12.77%	14.55%	15.25%	(17.87)%	(16.61)%	(16.01)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to Trading Advisor incentive fee (2) (3)	7.56%	5.96%	5.40%	8.00%	6.30%	5.59%
Trading Advisor incentive fee	1.49%	1.38%	1.62%	—	—	—
Total expenses (2) (3)	9.05%	7.34%	7.02%	8.00%	6.30%	5.59%
Net investment loss (2) (3)	(8.76)%	(7.05)%	(6.72)%	(7.81)%	(6.09)%	(5.29)%

Total returns are calculated based on the change in value of a Series A, Series B or Series I Units during the year.  An individual limited partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

(1)
The net investment loss per unit is calculated by dividing the net investment loss by the average number of Series A, Series B or Series I Units outstanding during the year.  Gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.  Such balancing amount may differ from the calculation of gain (loss) from trading per Unit due to the timing of trading gains and losses during the year relative to the number of Units outstanding.

(2)
All of the ratios under Other Financial Ratios are computed net of involuntary waivers of administrative and offering expenses.  For the years ended December 31, 2010 and 2009, the ratios are net of 0.38% and 0.60% effect of waived administrative expenses, respectively.  For the years ended December 31, 2010 and 2009, the ratios are net of 0.23% and 1.01% effect of waived offering expenses, respectively.

(3)
The net investment loss includes interest income and excludes realized and unrealized gain (loss) from trading activities as shown on the statements of operations.  The total amount is then reduced by all expenses, excluding brokerage commissions, which are included in net gain (loss) from trading on the statements of operations. The resulting amount is divided by the average net asset value for the year.