Form 10-Q
period 2011-03-31
SENECA GLOBAL FUND, L.P.
filed 2011-05-13
CIK 1414581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

Commission file number:  000-53453

SENECA GLOBAL FUND, L.P.

Organized in Delaware	IRS Employer Identification No.: 75-3236572

Seneca Global Fund, L.P.
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
Yes ☐         No ☒

PART I:  FINANCIAL INFORMATION
Item 1.  Financial Statements

Seneca Global Fund, L.P.
Statements of Financial Condition
March 31, 2011 (Unaudited) and December 31, 2010 (Audited)

	March 31, 2011	December 31, 2010
Assets
Equity in broker trading accounts
Cash	$16,844,558	$15,060,123
Net unrealized gain on open futures contracts	947,987	2,154,522
Net unrealized gain on open forward currency contracts	184,072	977,320
Interest receivable	210	1,563
Total equity in broker trading accounts	17,976,827	18,193,528
Cash and cash equivalents	43,359,241	38,989,573
Total assets	$61,336,068	$57,183,101

Liabilities and Partners’ Capital (Net Asset Value) Liabilities
Trading Advisor management fee payable	$344,800	$311,768
Trading Advisor incentive fee payable	—	582,381
Commissions and other trading fees payable on open contracts	5,398	2,995
General Partner management fee payable	52,786	49,337
Selling Agent fees payable – General Partner	30,646	27,143
Administrative expenses payable – General Partner	45,521	42,727
Offering expenses payable – General Partner	35,990	33,639
Broker dealer custodial fee payable – General Partner	6,202	6,174
Broker dealer servicing fee payable – General Partner	3,114	2,675
Redemptions payable	400,564	35,507
Subscriptions received in advance	2,737,154	2,536,859
Total liabilities	3,662,175	3,631,205
Partners’ Capital (Net Asset Value)
General Partner Units – 4,806.7772 units outstanding at March 31, 2011 and December 31, 2010	612,049	609,812
Series A Units – 189,955.5852 and 165,574.3151 units outstanding at March 31, 2011 and December 31, 2010, respectively	18,234,105	15,995,450
Series B Units – 132,027.3216 and 126,655.8355 units outstanding at March 31, 2011 and December 31, 2010, respectively	13,929,768	13,396,321
Series I Units – 204,622.9344 and 193,350.1543 units outstanding at March 31, 2011 and December 31, 2010, respectively	24,897,971	23,550,313
Total partners’ capital (net asset value)	57,673,893	53,551,896
Total liabilities and partners’ capital (net asset value)	$61,336,068	$57,183,101

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.
Condensed Schedule of Investments
March 31, 2011
(Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)

Long U.S. Futures Contracts
Agricultural	$86,056	0.15%
Currency	18,023	0.03%
Energy (1)	576,693	1.00%
Interest rate	(147,613)	(0.26)%
Metal	100,073	0.17%
Stock index	104,825	0.18%
Net unrealized gain on open long U.S. futures contracts	738,057	1.27%

Short U.S. Futures Contracts
Agricultural	(8,475)	(0.01)%
Energy	(20,600)	(0.04)%
Metal	(49,067)	(0.09)%
Stock index	6,200	0.01%
Net unrealized loss on open short U.S. futures contracts	(71,942)	(0.13)%

Total U.S. Futures Contracts
Net unrealized gain on open U.S. futures contracts	666,115	1.14%

Long Foreign Futures Contracts
Agricultural	(14,762)	(0.03)%
Interest rate	(82,407)	(0.14)%
Stock index	145,404	0.25%
Net unrealized gain on open long foreign futures contracts	48,235	0.08%

Short Foreign Futures Contracts
Interest rate	233,637	0.41%
Net unrealized gain on open short foreign futures contracts	233,637	0.41%

Total Foreign Futures Contracts
Net unrealized gain on open foreign futures contracts	281,872	0.49%

Net unrealized gain on open futures contracts	$947,987	1.63%

U.S. Forward Currency Contracts
Long	$250,173	0.43%
Short	(153,482)	(0.27)%
Net unrealized gain on open U.S. forward currency contracts	96,691	0.16%

Foreign Forward Currency Contracts
Long	(22,080)	(0.04)%
Short	109,461	0.19%
Net unrealized gain on open foreign forward currency contracts	87,381	0.15%

Net unrealized gain on open forward currency contracts	$184,072	0.31%

(1) No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value).  Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.
Condensed Schedule of Investments
December 31, 2010
(Audited)

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

Seneca Global Fund, L.P.
Statements of Operations
For the Three Months Ended March 31, 2011 and 2010
 (Unaudited)

	Three Months Ended March 31,
	2011	2010
Trading Gain
Net realized gain (loss)	$2,700,595	$(325,970)
Net change in unrealized gain (loss)	(1,999,783)	1,940,749
Brokerage commissions	(28,206)	(18,874)
Net gain from trading	672,606	1,595,905

Income
Interest income	40,973	7,341
Expenses
Trading Advisor management fee	344,800	203,448
General Partner management fee	156,349	92,052
Selling Agent fees – General Partner	90,209	53,233
Broker dealer custodial fee – General Partner	18,684	14,224
Broker dealer servicing fee – General Partner	9,071	5,464
Offering expenses – General Partner	123,382	74,249
Administrative expenses – General Partner	242,277	196,063
Total expenses	984,772	638,733
Administrative and offering expenses waived	(122,574)	(127,015)
Net total expenses	862,198	511,718
Net investment loss	(821,225)	(504,377)

Net Income (Loss)	$(148,619)	$1,091,528

	Series A	Series B	Series I	General Partner
Three Months Ended March 31, 2011
Increase (decrease) in net asset value per Unit	$(0.62)	$(0.26)	$(0.12)	$0.46
Net income (loss) per Unit	$(0.53)	$(0.25)	$(0.11)	$0.46
(based on weighted average number of units outstanding during the period)
Weighted average number of Units outstanding	180,387.6282	130,245.4509	199,939.9324	4,806.7772

Three Months Ended March 31, 2010
Increase in net asset value per Unit	$2.36	$2.91	$3.50	$4.10
Net income per Unit	$2.60	$3.22	$3.60	$4.10
(based on weighted average number of units outstanding during the period)
Weighted average number of Units outstanding	120,663.6756	109,312.6412	113,806.3365	4,011.5691

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.
Statements of Cash Flows
For the Three Months Ended March 31, 2011 and 2010
 (Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net income (loss)	$(148,619)	$1,091,528
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Net change in unrealized (gain) loss	1,999,783	(1,940,749)
Changes in
Interest receivable	1,353	(678)
Government sponsored enterprise notes	—	2,018,783
Trading Advisor management fee payable	33,032	14,406
Trading Advisor incentive fee payable	(582,381)	—
Commissions and other trading expenses payable on open contracts	2,403	90
General Partner management fee payable	3,449	3,477
Selling Agent fees payable – General Partner	3,503	2,691
Administrative expenses payable – General Partner	2,794	5,698
Offering expenses payable – General Partner	2,351	2,371
Broker dealer custodial fee payable – General Partner	28	615
Broker dealer servicing fee payable – General Partner	439	224
Net cash provided by operating activities	1,318,135	1,198,456

Cash flows from financing activities
Subscriptions	2,624,106	1,898,672
Subscriptions received in advance	2,737,154	2,308,869
Redemptions	(525,292)	(1,157,982)
Net cash provided by financing activities	4,835,968	3,049,559

Net increase in cash and cash equivalents	6,154,103	4,248,015
Cash and cash equivalents, beginning of period	54,049,696	32,081,573
Cash and cash equivalents, end of period	$60,203,799	$36,329,588

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$16,844,558	$8,683,033
Cash and cash equivalents	43,359,241	27,646,555
Total end of period cash and cash equivalents	$60,203,799	$36,329,588

Supplemental disclosure of cash flow information
Prior period redemptions paid	$35,507	$189,947
Prior period subscriptions received in advance	$2,536,859	$1,957,075

Supplemental schedule of non-cash financing activities
Redemptions payable	$400,564	$532,381

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.
Statements of Changes in Partners’ Capital (Net Asset Value)
For the Three Months Ended March 31, 2011 and 2010
 (Unaudited)

	Series A		Series B		Series I		General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Three Months Ended March 31, 2011
Balance at December 31, 2010	165,574.3151	$15,995,450	126,655.8355	$13,396,321	193,350.1543	$23,550,313	4,806.7772	$609,812	$53,551,896
Net income (loss)		(95,990)		(32,085)		(22,781)		2,237	(148,619)
Subscriptions	27,928.9157	2,678,276	6,980.5264	736,625	14,383.8275	1,746,064	--	--	5,160,965
Redemptions	(2,579.3011)	(249,208)	(1,609.0403)	(171,093)	(3,876.3168)	(470,048)	--	--	(890,349)
Transfers	(968.3445)	(94,423)	--	--	765.2694	94,423	--	--	--
Balance at March 31, 2011	189,955.5852	$18,234,105	132,027.3216	$13,929,768	204,622.9344	$24,897,971	4,806.7772	$612,049	$57,673,893

Three Months Ended March 31, 2010
Balance at December 31, 2009	110,813.7773	$9,492,784	104,085.6268	$9,610,394	112,253.4442	$11,863,406	4,011.5691	$434,130	$31,400,714
Net income		313,625		351,656		409,816		16,431	1,091,528
Subscriptions	15,592.4458	1,319,603	14,751.8180	1,336,413	11,519.9314	1,199,731	--	--	3,855,747
Redemptions	(1,198.7690)	(105,513)	(6,520.9156)	(601,574)	(7,634.1836)	(793,329)	--	--	(1,500,416)
Balance at March 31, 2010	125,207.4541	$11,020,499	112,316.5292	$10,696,889	116,139.1920	$12,679,624	4,011.5691	$450,561	$34,847,573

	Net Asset Value Per Unit
	Series A	Series B	Series I	General Partner
March 31, 2011	$95.99	$105.51	$121.68	$127.33
December 31, 2010	96.61	105.77	121.80	126.87
March 31, 2010	88.02	95.24	109.18	112.32
December 31, 2009	85.66	92.33	105.68	108.22

Seneca Global Fund, L.P.
Notes to Financial Statements
(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Description of the Fund

Seneca Global Fund, L.P. (f/k/a Aspect Global Diversified Fund LP) (“Fund”) is a Delaware limited partnership, which was formed in 2007.  The Fund operates as a commodity investment pool, and commenced investment operations on September 1, 2008.  The Fund issues units of limited partner interests (“Units”) in four series: Series A, Series B, Series C and Series I, which represent units of fractional undivided beneficial interest in and ownership of the Fund.  Only Series A, B and I Units are offered by the fund.  Series A, B and I Units will be re-designated as Series C Units after the Fee Limit has been reached.  The Series C Units are identical to these other Units except that the Series C Units only incur the Trading Advisor management fee, Trading Advisor incentive fee, brokerage expenses, General Partner management fee and administrative expenses.

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

Under its Third Amended and Restated Limited Partnership Agreement (“Partnership Agreement”), the Fund’s business and affairs are managed and conducted by the Fund’s general partner, Steben & Company, Inc. (“General Partner”), a Maryland corporation.  The General Partner is registered with the CFTC as a commodity pool operator and a commodities introducing broker, and is registered with the SEC as an investment advisor and a broker dealer.  Additionally, the General Partner is a member of the NFA and FINRA.  The General Partner manages all aspects of the Fund’s business and serves as one of the Fund’s selling agents.

Through April 30, 2011, Aspect Capital Limited (“Aspect”) was the sole trading advisor for the Fund.  Effective May 1, 2011, the Fund changed its name to Seneca Global Fund, L.P., and began using multiple trading advisors to engage in the speculative trading of futures contracts, forward currency contracts and other financial instruments.  Each trading advisor uses a proprietary, systematic trading system that deploys multiple trading strategies utilizing derivatives that seeks to identify and exploit directional moves in market behavior to a broad and diversified range of global markets including stock indices, currencies, interest rate instruments, energy products, metals and agricultural commodities.

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

Level 2 –
Fair value is based on quoted prices for similar instruments in active markets and inputs other than quoted prices that are observable for the financial instrument, such as interest rates and yield curves that are observable at commonly quoted intervals using a market approach.  Financial instruments utilizing Level 2 inputs include forward currency contracts.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy.  For the periods ended March 31, 2011 and December 31, 2010, there were no such transfers between levels.

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

Cash and Cash Equivalents

Cash and cash equivalents include investments with original maturities of three months or less at the date of acquisition that are not held for sale in the ordinary course of business.  The Fund maintains deposits with financial institutions in amounts that are in excess of federally insured limits; however, the Fund does not believe it is exposed to any significant credit risk.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns.  The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses.  The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year.  Management has determined there are no material uncertain income tax positions through March 31, 2011.  All of the Fund’s income tax returns remain subject to federal, state or local income tax examinations.

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

Reclassification

Certain amounts in the 2010 financial statements have been reclassified to conform to the 2011 presentation without affecting previously reported partners’ capital (net asset value).

2.	Fair Value Disclosures

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At March 31, 2011
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$947,987	$—	$947,987
Net unrealized gain on open forward currency contracts*	—	184,072	184,072
Cash and cash equivalents:
Money market fund	7,401	—	7,401
Total	$955,388	$184,072	$1,139,460
*See the condensed schedule of investments for further description.

At December 31, 2010
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$2,154,522	$—	$2,154,522
Net unrealized gain on open forward currency contracts*	—	977,320	977,320
Cash and cash equivalents:
Money market fund	7,399	—	7,399
Total	$2,161,921	$977,320	$3,139,241
*See the condensed schedule of investments for further description.

There were no Level 3 holdings at March 31, 2011 and December 31, 2010 or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which were designated as hedging instruments. At March 31, 2011, the Fund’s derivative contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net
Net unrealized gain on open futures contracts
Agricultural	$258,990	$(196,171)	$62,819
Currency	27,386	(9,363)	18,023
Energy	578,513	(22,420)	556,093
Interest rate	306,385	(302,768)	3,617
Metal	355,763	(304,757)	51,006
Stock index	340,532	(84,103)	256,429
Net unrealized gain on open futures contracts	$1,867,569	$(919,582)	$947,987

Net unrealized gain on open forward currency contracts	$767,168	$(583,096)	$184,072

At March 31, 2011, there were 2,219 open futures contracts and 491 open forward currency contracts.

At December 31, 2010, the Fund’s derivative contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net
Net unrealized gain on open futures contracts
Agricultural	$931,812	$(15,449)	$916,363
Currency	1,675	—	1,675
Energy	308,149	(104,750)	203,399
Interest rate	92,261	(144,107)	(51,846)
Metal	999,158	(66,973)	932,185
Stock index	239,757	(87,011)	152,746
Net unrealized gain on open futures contracts	$2,572,812	$(418,290)	$2,154,522

Net unrealized gain on open forward currency contracts	$1,202,472	$(225,152)	$977,320

At December 31, 2010, there were 1,891 open futures contracts and 494 open forward currency contracts.

For the three months ended March 31, 2011 and 2010, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural	$892,451	$(853,544)	$(253,022)	$(196,203)
Currency	36,968	16,348	(16,349)	7,350
Energy	2,124,382	352,694	(154,047)	155,619
Interest rate	(1,610,280)	55,463	700,789	1,384,521
Metal	803,123	(881,179)	(780,926)	438,413
Stock index	(637,474)	103,683	(219,933)	(158)
Total futures contracts	1,609,170	(1,206,535)	(723,488)	1,789,542

Forward currency contracts	1,104,145	(793,248)	388,542	151,207
Total futures and forward currency contracts	$2,713,315	$(1,999,783)	$(344,946)	$1,940,749

For the three months ended March 31, 2011 and 2010, the number of futures contracts closed was 6,469 and 4,733, respectively, and the number of forward currency contracts closed was 2,474 and 1,172, respectively.

4.	General Partner

In accordance with the Partnership Agreement, the General Partner must maintain its interest in the capital of the Fund at no less than the greater of: (i) 1% of aggregate capital contributions to the Fund by all partners (including the General Partner’s contributions) or (ii) $25,000.  At March 31, 2011 and December 31, 2010, the General Partner had an investment of 4,806.7772 units valued at $612,049 and $609,812, respectively.  The General Partner shares in the profits and losses of the Fund in proportion to its respective ownership interest.

The General Partner earns the following compensation:

General Partner Management Fee – each Series of Units, other than General Partner Units, incurs a monthly fee equal to 1/12th of 1.10% of the respective series’ month-end net asset value, payable in arrears.  Effective May 1, 2011, the monthly fee will equal 1/12th of 1.50% of the respective Series’ month-end net asset value, payable in arrears.

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

5.	Trading Advisors

The Fund has an agreement with Aspect, pursuant to which the Fund incurs a management fee, payable monthly to Aspect in arrears, equal to 1/12th of 2% of the Fund’s trading level (as defined in the advisory agreement) and an incentive fee, payable quarterly in arrears, equal to 20% of new trading profits (as defined in the advisory agreement).  The Fund’s trading level is currently expected to be approximately 1.2 times the normal trading level of Aspect’s Trading Program.

Effective May 1, 2011, when the Fund uses multiple trading advisors, the trading advisor management fees will range from 1% to 1.5% of the Fund’s trading level (as defined in the advisory agreements) and the incentive fees will equal 20% of new trading profits (as defined in the advisory agreements).

6.	Deposits with Brokers

To meet margin requirements, the Fund deposits funds with its brokers, subject to CFTC regulations and various exchange and broker requirements.  The Fund earns interest income on its assets deposited with its brokers.  At March 31, 2011 and December 31, 2010, the Fund had margin requirements of $7,847,091 and $6,567,566.

7.	Administrative and Offering Expenses

The Fund reimburses the General Partner for actual monthly administrative expenses paid to various third-party service providers, including the General Partner, up to 1/12th of 0.95% of the Fund’s month-end net asset value, payable in arrears.  Actual administrative expenses may vary; however, such administrative expenses will not exceed 0.95% of the Fund’s month-end net asset value per annum.  The administrative expenses include legal, accounting, clerical and other back office related expenses related to the administration of the Fund and all other associated costs incurred by the Fund.  For the three months ended March 31, 2011 and 2010, actual administrative expenses were $242,277 and $196,063, respectively.  Such amounts are presented as administrative expenses in the statements of operations.

During the three months ended March 31, 2011 and 2010, the General Partner absorbed administrative expenses in excess of the 0.95% limitation of $105,794 and $115,529, respectively.  Such amounts are included in administrative and offering expenses waived in the statements of operations.

At March 31, 2011 and December 31, 2010, $45,521 and $42,727, respectively, were payable to the General Partner for administrative expenses incurred on behalf of the Fund and not waived by the General Partner.  Such amounts are presented as administrative expenses payable – General Partner in the statements of financial condition.

The Fund reimburses the General Partner for actual ongoing offering expenses, up to 1/12th of 0.75% of the Fund’s month-end net asset value pro rata for each Series of Units except for the General Partner and Series C Units, payable monthly in arrears.  Actual ongoing offering expenses in excess of this limitation are absorbed by the General Partner.  For the three months ended March 31, 2011 and 2010, actual offering expenses were $123,382 and $74,249, respectively.  Such amounts are presented as offering expenses in the statements of operations.

During the three months ended March 31, 2011 and 2010, the General Partner absorbed offering expenses in excess of the 0.75% limitation of $16,780 and $11,486, respectively.  Such amounts are included in administrative and offering expenses waived in the statements of operations.  At March 31, 2011 and December 31, 2010, $35,990 and $33,639, respectively, were payable to the General Partner for offering expenses incurred on behalf of the Fund and not waived by the General Partner.  Such amounts are presented as offering expenses payable – General Partner in the statements of financial condition.

8.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner.  The minimum investment is $10,000.  Units are sold at the net asset value per Series A, B and I Units as of the close of business on the last day of the month in which the subscription is accepted.  Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted.  At March 31, 2011 and December 31, 2010, the Fund received advance subscriptions of $2,737,154 and $2,536,859, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to month-end.

The Fund is not required to make distributions, but may do so at the sole discretion of the General Partner.  A limited partner may request and receive redemption of Series A, B and I Units owned at the end of any month, subject to five business days’ prior written notice to the General Partner and in certain circumstances, restrictions in the partnership agreement.

Series A Units redeemed prior to the first anniversary of the subscription date are subject to a redemption fee equal to the product of (i) 2.00% of the subscription price for such Series A Units on the subscription date, divided by twelve (ii) multiplied by the number of months remaining before the first anniversary of the subscription date.  Series B, C and I Units are not subject to the redemption fee.  For the three months ended March 31, 2011 and 2010, these redemption fees were negligible.

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

Effective April 2011, the Fund engaged J.P. Morgan Investment Management, Inc. and Principal Global Investors, LLC (collectively, the “Cash Managers”) to provide cash management services to the Fund.  The Cash Managers will manage the Fund’s cash and excess margin through investments in short term, fixed income securities, pursuant to investment parameters established by the General Partner.  The Fund’s objective in retaining the Cash Managers to provide cash management services is to enhance the return on its assets not required to be held by the Fund’s brokers to support the Fund’s trading.  There is no guarantee that the Cash Managers will achieve returns for the Fund, net of fees payable to the Cash Managers, in excess of the returns previously achieved through the General Partner’s efforts and/or available through the Fund’s brokers, or that the Cash Managers will avoid a loss of principal on amounts placed under their management.

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

The statements of financial condition, including the condensed schedule of investments, at March 31, 2011, the statements of operations, cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2011 and 2010, and the accompanying notes to the financial statements are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations.  In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at March 2011, results of operations, cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2011 and 2010.  The results of operations for the three months ended March 31, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year or any other period.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

12.	Financial Highlights

The following information presents per Unit operating performance results and other supplemental financial ratios for the three months ended March 31, 2011 and 2010.  This information has been derived from information presented in the financial statements for limited partner Units and assumes that a Unit is outstanding throughout the entire period:

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Series A Units	Series B Units	Series I Units	Series A Units	Series B Units	Series I Units
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$96.61	$105.77	$121.80	$85.66	$92.33	$105.68
Income (loss) from operations
Gain from trading (1)	1.15	1.22	1.41	3.96	4.28	4.89
Net investment loss (1)	(1.77)	(1.48)	(1.53)	(1.60)	(1.37)	(1.39)
Total income (loss) from operations	(0.62)	(0.26)	(0.12)	2.36	2.91	3.50
Net asset value per Unit at end of period	$95.99	$105.51	$121.68	$88.02	$95.24	$109.18

Total return (5)	(0.64)%	(0.25)%	(0.10)%	2.75%	3.15%	3.30%

Other Financial Ratios
Ratios to average net asset value
Expenses (2) (3) (4)	7.64%	5.90%	5.31%	7.61%	6.03%	5.36%
Net investment loss (2) (3) (4)	(7.34)%	(5.61)%	(5.01)%	(7.52)%	(5.94)%	(5.27)%

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

(2)
All of the ratios under other financial ratios are computed net of involuntary waivers of administrative and offering expenses.  For the three months ended March 31, 2011 and 2010, the ratios are net of 0.75% and 1.41% effect of waived administrative expenses, respectively.  For the three months ended March 31, 2011 and 2010, the ratios are net of 0.12% and 0.14% effect of waived offering expenses, respectively.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Using professional trading advisors, the Fund engages in the speculative trading of futures contracts, forward currency contracts and other financial instruments.  The Fund primarily trades futures contracts within six major market sectors: stock indices, currencies, interest rate instruments, energy products, metals and agricultural commodities.

The Trading Advisors

Effective May 1, 2011, the Fund will no longer allocate its assets to a single trading advisor.  Rather, the Fund will allocate its assets among its current trading advisor, Aspect, as well as two additional trading advisors, Estlander & Partners Ltd (“EP”) and Blackwater Capital Management, LLC (“Blackwater,” and together with Aspect and EP, the “Trading Advisors”).  It is anticipated that the Fund will initially delegate trading discretion over one third of the Fund’s assets to each of the Trading Advisors, however, such allocations may be altered at any time in the sole discretion of the General Partner.

Aspect currently trades the Fund’s assets at approximately 1.2 times the normal trading level utilized by Aspect in its Diversified Program.  From and after the May 1, 2011, the General Partner may cause any of the Trading Advisors to trade the Fund’s assets allocated to them at a range of approximately 0.9-1.5 times the trading level normally utilized by each Trading Advisor employing the trading program that will be traded on behalf of the Fund. The General Partner currently anticipates the trading level for each Trading Advisor to be approximately 1.2 times the trading level normally utilized by each Trading Advisor.

However, such trading levels are merely estimates and may be altered in respect of one or more Trading Advisors in the sole discretion of the General Partner.  Thus, the Fund could experience either greater or less volatility and greater or less brokerage commission expenses relative to the Fund prior to May 1, 2011 and to clients who invest at the normal trading level of the Aspect Diversified Program depending on the amount of leverage utilized.

Cash Management

Effective April 2011, the Fund engaged J.P. Morgan Investment Management, Inc. and Principal Global Investors, LLC (collectively, the “Cash Managers”) to provide cash management services to the Fund.  The Cash Managers will manage the Fund’s cash and excess margin through investments in short term, fixed income securities, pursuant to investment parameters established by the General Partner.

The Fund’s objective in retaining the Cash Managers to provide cash management services is to enhance the return on its assets not required to be held by the Fund’s brokers to support the Fund’s trading.  There is no guarantee that the Cash Managers will achieve returns for the Fund, net of fees payable to the Cash Managers, in excess of the returns previously achieved through the General Partner’s efforts and/or available through the Fund’s brokers, or that the Cash Managers will avoid a loss of principal on amounts placed under their management.

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

At March 31, 2011, there are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Fund’s liquidity increasing or decreasing in any material way.

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

Results of Operations

The returns for Series A, B, and I Units for the three months ended March 31, 2011 and 2010 were:

Series of Units	2011	2010
Series A	(0.64)%	2.75%
Series B	(0.25)%	3.15%
Series I	(0.10)%	3.30%

Past performance is not necessarily indicative of future results.  Further analysis of the trading gains and losses is provided below.

2011

January

For the month, the Fund’s Series A, B and I Units were down 1.83%, 1.70% and 1.65%, respectively.  There were two main themes that drove the markets during the month: civil unrest in North Africa and increased concerns about inflation.  The Bank of China raised its reserve ratio requirement for the fourth time in two months in an effort to prevent its economy from overheating.  Meanwhile, in Europe, ECB President Jean-Claude Trichet signaled a potential for interest rate increases in the Eurozone after inflation data exceeded forecasts.  The Fund incurred losses from the short positions in Australian instruments as the severe flooding saw prices rally on safe haven demand. In commodities, the main losses came from silver and gold which were both affected by profit-taking after silver hit multi-decade highs and gold reached all-time highs, reinforced by some stronger economic news during the month.  By contrast, the energies sector was the month’s best performer.  Concerns about the Egyptian crisis drove Brent crude, gas oil and heating oil higher, to the benefit of the Fund’s long positions across the oils complex.  In agriculturals, the Fund’s long positions continued to generate positive performance as prices in grains and softs moved upwards, further fueling the inflation debate.

February

For the month, the Fund’s Series A, B and I Units were up 2.81%, 2.95% and 3.00%, respectively.  Following robust economic and earnings data, global stock markets rose at the start of the month with the S&P 500 pushing above the 1,300 level and doubling the low achieved in March 2009.  However, tension in North Africa and the Middle East increased towards the end of the month, causing the oil price to soar.  The Fund made gains from its long positions in oil and its products, making energies the top sector for the month.  In response to the geopolitical concerns, stock markets sold off and the Fund gave back some of its earlier profits from stock indices.  Metals prices generally increased during the month.  Some industrial metals rose due to supply concerns and rising global demand, while precious metals rose as safe-haven appeal returned to the market, with silver hitting a 30-year high. Gains were partly offset by losses from the fixed income sectors.  Bonds rallied amid the flight to safety, to the detriment of the Fund’s short positions in the sector.  Commodity-linked currencies found support as the political turmoil boosted raw materials prices.  Profits were also seen from the Fund’s net short exposure to the US dollar as it lost ground against several currencies including Sterling, which was supported by speculation that the Bank of England may raise interest rates earlier than the U.S. Federal Reserve.

March

For the month, the Fund’s Series A, B and I Units were down 1.56%, 1.43% and 1.38%, respectively.  The month began positively with long positions in the energy sector making gains as the Libyan turmoil continued.  However, sentiment turned bearish following European sovereign downgrades and weak Chinese trade and inflation data.  On the 11th, the worst earthquake and tsunami in Japanese history devastated the country.  Japanese equities sold off sharply, resulting in the Fund’s long positions in the Nikkei and Topix being the month’s worst performers.  The sell-off in equities spread across the globe on worries about the implications for global growth. In response to these events, positions in the portfolio were systematically reduced.  Agricultural markets also sold off to the detriment of the Fund’s long positions.  Signs that the political turmoil in Ivory Coast may be easing caused the cocoa price to tumble from near 33-year highs.  Strong US economic data released later in the month enabled the Fund to recoup some of its earlier losses from stock indices and commodities.  Expectations of an interest rate increase by the European Central Bank resulted in the Euro strengthening against the US dollar, to the benefit of the Fund.  These expectations also resulted in gains from the Fund’s short position in Euribor, which were partly offset by losses from long exposure to Eurodollar after the U.S. Federal Reserve announced that they would begin unwinding some stimulus measures.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4: Controls and Procedures

The General Partner of the Fund, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at March 31, 2011 (the “Evaluation Date”).  Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

There has been no change in internal control over financial reporting that occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Part II:  Other Information

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended March 31, 2011.  Under the Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit.  Redemptions of Units during the three months ended March 31, 2011 were as follows:

	Jan	Feb	Mar	Total
A Units
Units redeemed	299.5599	1,292.0035	987.7377	2,579.3011
Average net asset value per Unit	$94.84	$97.51	$95.99	$96.62

B Units
Units redeemed	—	868.2291	740.8112	1,609.0403
Average net asset value per Unit	—	$107.04	$105.51	$106.34

I Units
Units redeemed	1,401.6392	604.2405	1,870.4371	3,876.3168
Average net asset value per Unit	$119.79	$123.39	$121.68	$121.26

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None.

Item 6.  Exhibits

The following exhibits are filed herewith or incorporated by reference.
Exhibit No.	Description of Exhibit
1.1(c)	Form of Selling Agreement
4.1(d)	Limited Partnership Agreement
4.2(e)	Amended and Restated Limited Partnership Agreement
4.3(f)	Form of Third Amended and Restated Limited Partnership Agreement of the Registrant (included in the Prospectus as Exhibit D)
10.1(c)	Form of Amended and Restated Advisory Agreement between the Fund and the Trading Advisor
10.1.1(d)	Form of Second Amended and Restated Advisory Agreement between the Fund and the Trading Advisor
10.2(a)	Form of Commodity Brokerage Agreement between the Fund and Newedge
10.3(b)	Form of Corporate Cash Management Account Agreement between the Fund and UBS
10.4(f)	Form of Subscription Agreement (included in the Prospectus as Exhibit B)
10.5(f)	Third Amended and Restated Trading Advisory Agreement with Aspect Capital Ltd.
10.6(f)	Trading Advisory Agreement with Estlander & Partners Ltd.
10.7(f)	Trading Advisory Agreement with Blackwater Capital Management, L.L.C.
31.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (SEC File No.: 333- 148049) on April 8, 2008 and incorporated herein by reference.

(b)	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (SEC File No.: 333-148049) on February 14, 2008 and incorporated herein by reference.

(c)	Previously filed as an exhibit to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 (SEC File No.: 333-148049) on May 23, 2008 and incorporated herein by reference.

(d)	Previously filed as an exhibit to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-1 (SEC File No.: 333-148049) on August 7, 2008 and incorporated herein by reference.

(e)	Previously filed as an exhibit to the Form 10-K filed on March 31, 2009 and incorporated herein by reference.

(f)	Previously filed as an exhibit to Post-Effective Amendment No. 3 to the Registration Statement on form S-1 (SEC File No.: 333-148049) on April 19, 2011and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the U.S. Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2011	SENECA GLOBAL FUND, L.P.

	By:	Steben & Company, Inc.
General Partner

By:	/s/ Kenneth E. Steben
Name:	Kenneth E. Steben
Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

By:	/s/ Carl A. Serger
Name:	Carl A. Serger
Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)