Form 10-Q
period 2011-06-30
SENECA GLOBAL FUND, L.P.
filed 2011-08-15
CIK 1414581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes [    ]     No [ X ]

PART I:  FINANCIAL INFORMATION
Item 1.  Financial Statements

Seneca Global Fund, L.P.
Statements of Financial Condition
June 30, 2011 (Unaudited) and December 31, 2010 (Audited)

	June 30, 2011	December 31, 2010
Assets
Equity in broker trading accounts
Cash	$18,575,837	$15,060,123
Net unrealized gain on open futures contracts	118,780	2,154,522
Net unrealized gain (loss) on open forward currency contracts	(120,917)	977,320
Interest receivable	381	1,563
Total equity in broker trading accounts	18,574,081	18,193,528
Cash and cash equivalents	4,217,678	38,989,573
Investments in securities, at fair value (cost: $31,298,983)	31,238,626	--
Certificates of deposit, at fair value (cost: $6,281,763)	6,280,808	--
Due from General Partner	122,843	--
Total assets	$60,434,036	$57,183,101

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$105,437	$311,768
Trading Advisor incentive fees payable	271,651	582,381
Commissions and other trading fees payable on open contracts	9,427	2,995
General Partner management fee payable	71,180	49,337
Selling Agent fees payable – General Partner	32,411	27,143
Administrative expenses payable – General Partner	45,537	42,727
Offering expenses payable – General Partner	35,590	33,639
Broker dealer custodial fee payable – General Partner	5,938	6,174
Broker dealer servicing fee payable – General Partner	3,235	2,675
Cash manager fees payable	17,543	-
Redemptions payable	375,834	35,507
Subscriptions received in advance	2,458,683	2,536,859
Total liabilities	3,432,466	3,631,205
Partners’ Capital (Net Asset Value)
General Partner Units – 4,806.7772 units outstanding at
June 30, 2011 and December 31, 2010	576,895	609,812
Series A Units – 215,505.9313 and 165,574.3151 units outstanding
at June 30, 2011 and December 31, 2010, respectively	19,282,660	15,995,450
Series B Units – 135,078.0201 and 126,655.8355 units outstanding
at June 30, 2011 and December 31, 2010, respectively	13,339,906	13,396,321
Series I Units – 208,641.3817 and 193,350.1543 units outstanding
at June 30, 2011 and December 31, 2010, respectively	23,802,109	23,550,313
Total partners’ capital (net asset value)	57,001,570	53,551,896
Total liabilities and partners’ capital (net asset value)	$60,434,036	$57,183,101

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.
Condensed Schedule of Investments
June 30, 2011
(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Treasury Securities
Face Value	Maturity Dates	Name	Yield1
$135,000	7/7/11	U.S. Treasury Bill	0.06%	$135,000	0.24%
225,000	8/4/11	U.S. Treasury Bill	0.08%	224,997	0.39%
450,000	10/6/11	U.S. Treasury Bill	0.14%	449,958	0.79%
450,000	3/8/12	U.S. Treasury Bill	0.20%	449,703	0.79%
450,000	12/31/11	U.S. Treasury Note	1.00%	451,980	0.79%
450,000	6/15/12	U.S. Treasury Note	1.88%	457,420	0.80%
200,000	7/31/12	U.S. Treasury Note	4.63%	213,306	0.37%
450,000	9/30/12	U.S. Treasury Note	0.38%	450,941	0.79%
300,000	11/30/12	U.S. Treasury Note	0.50%	300,864	0.53%
Total U.S. Treasury securities (cost: $3,134,512)				3,134,169	5.49%

U.S. Government Sponsored Enterprise Notes
Face Value	Maturity Dates	Name	Yield1
$400,000	3/22/13	Federal Farm Credit Bank	0.75%	400,829	0.70%
250,000	6/20/12	Federal Home Loan Bank	1.88%	253,909	0.45%
250,000	6/27/12	Federal Home Loan Bank	0.25%	249,822	0.44%
250,000	7/24/12	Federal Home Loan Bank	0.35%	249,728	0.44%
600,000	8/22/12	Federal Home Loan Bank	1.75%	613,353	1.08%
200,000	12/28/12	Federal Home Loan Bank	0.50%	199,785	0.35%
200,000	1/16/13	Federal Home Loan Bank	1.50%	204,624	0.36%
200,000	10/26/12	Federal Home Loan Mortgage Corporation	0.60%	200,270	0.35%
250,000	7/5/13	Federal Home Loan Mortgage Corporation	0.75%	249,758	0.44%
400,000	5/18/12	Federal National Mortgage Association	4.88%	417,265	0.73%
200,000	7/30/12	Federal National Mortgage Association	1.13%	202,645	0.36%
Total U.S. government sponsored enterprise notes (cost: $3,253,544)				3,241,988	5.70%

Foreign Government Sponsored Enterprise Notes
Face Value	Maturity Dates	Name	Yield1
$200,000	1/23/12	African Development Bank	1.88%	203,295	0.36%
200,000	3/21/12	Banque Europeenne d'Investissements	4.63%	208,653	0.37%
250,000	6/11/12	Societe de Financement de l'Economie Fr.	2.25%	254,432	0.45%
Total foreign government sponsored enterprise notes (cost: $667,015)				666,380	1.18%

Commercial Paper
Face Value	Maturity Dates	Name	Yield1
U.S. Banks
$150,000	9/1/11	Bank of America Corporation	0.19%	149,951	0.26%
150,000	7/14/11	Credit Suisse (USA), Inc.	0.20%	149,991	0.26%
150,000	9/19/11	Deutsche Bank Financial LLC	0.23%	149,923	0.26%
150,000	7/22/11	Intesa Funding LLC	0.25%	149,978	0.26%
110,000	7/11/11	UBS Finance (Delaware) LLC	0.11%	109,995	0.19%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.
Condensed Schedule of Investments (continued)
June 30, 2011
(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Commercial Paper (continued)
Face Value	Maturity Dates	Name	Yield1
Foreign Banks
$150,000	9/12/11	The Bank of Nova Scotia	0.16%	$149,951	0.26%
150,000	8/5/11	Coop. Centrale Raiffeisen-Boerenleenbank B.A. ook te noemen Rabobank	0.25%	149,980	0.26%
150,000	8/10/11	DnB NOR ASA	0.22%	149,970	0.26%

U.S. Diversified Financial Services
$150,000	9/21/11	American Honda Finance Corporation	0.17%	149,945	0.26%
150,000	7/5/11	BNP Paribas Finance Inc.	0.27%	149,997	0.26%
165,000	7/19/11	General Electric Capital Corporation	0.13%	164,989	0.29%
150,000	8/5/11	ING (U.S.) Funding LLC	0.27%	149,973	0.26%
150,000	7/6/11	Metlife Funding, Inc.	0.11%	149,998	0.26%
150,000	7/18/11	Nat'l Rural Utilities Coop. Finance Corp.	0.16%	149,992	0.26%
150,000	8/2/11	Nordea Investment Management N.A.	0.20%	149,976	0.26%
150,000	7/8/11	PACCAR Financial Corp.	0.21%	149,995	0.26%
150,000	7/28/11	Toyota Motor Credit Corporation	0.15%	149,983	0.26%

U.S. Industrial, Oil and Gas
$270,000	7/1/11	Apache Corporation	0.27%	270,000	0.47%
250,000	8/12/11	BMW US Capital LLC	0.31%	249,910	0.44%
300,000	7/19/11	Oglethorpe Power Corporation	0.17%	299,974	0.53%

Foreign Diversified Financial Services and Utility
$250,000	11/8/11	Macquarie Bank Limited	0.42%	249,729	0.44%
250,000	8/8/11	GDF Suez	0.18%	249,955	0.44%
Total commercial paper (cost: $3,843,077)				3,844,155	6.70%

Corporate Notes
Face Value	Maturity Dates	Name	Yield1
U.S. Banks
$150,000	8/15/11	Bank of America Corporation	0.36%	150,077	0.26%
450,000	1/30/14	Bank of America Corporation	1.69%	452,414	0.79%
200,000	7/27/12	BB&T Corporation	3.85%	209,874	0.37%
450,000	4/1/14	Citigroup Inc.	1.23%	445,036	0.78%
450,000	1/14/14	Credit Suisse AG	1.24%	453,011	0.79%
450,000	5/2/14	JPMorgan Chase & Co.	1.00%	450,309	0.79%
225,000	4/29/13	Morgan Stanley	1.25%	225,093	0.39%
450,000	1/9/14	Morgan Stanley	0.59%	439,322	0.77%
150,000	1/15/12	The Goldman Sachs Group, Inc.	6.60%	159,198	0.28%
505,000	2/7/14	The Goldman Sachs Group, Inc.	1.27%	501,776	0.88%
200,000	10/19/11	U.S. Central Federal Credit Union	0.27%	200,177	0.35%
200,000	1/31/13	Wells Fargo & Company	4.38%	213,581	0.37%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.
Condensed Schedule of Investments (continued)
June 30, 2011
(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Corporate Notes (continued)
Face Value	Maturity Dates	Name	Yield1
Foreign Banks
$450,000	1/10/14	BNP Paribas	1.19%	$447,883	0.79%
250,000	6/29/12	Commonwealth Bank of Australia	0.45%	249,941	0.44%
300,000	2/4/13	Coop. Centrale Raiffeisen-Boerenleenbank B.A. ook te noemen Rabobank	0.42%	300,206	0.53%
100,000	8/3/12	HSBC Bank PLC	0.72%	100,348	0.18%
250,000	1/18/13	HSBC Bank PLC	0.68%	250,505	0.44%
200,000	1/13/12	ING Bank N.V.	0.91%	200,728	0.35%
250,000	6/17/13	KfW Bankengruppe	0.20%	249,917	0.44%
200,000	6/15/12	National Australia Bank Limited	0.45%	199,968	0.35%
225,000	4/11/14	National Australia Bank Limited	1.01%	225,276	0.40%
300,000	12/12/12	Royal Bank of Canada	0.40%	300,392	0.53%
200,000	5/11/12	The Royal Bank of Scotland	2.63%	204,485	0.36%
100,000	12/14/12	Westpac Banking Corporation	1.90%	102,025	0.18%
450,000	3/31/14	Westpac Banking Corporation	0.98%	450,481	0.79%

U.S. Diversified Financial Services
$250,000	6/29/12	American Honda Finance Corporation	0.35%	250,005	0.44%
200,000	5/24/13	BlackRock, Inc.	0.56%	200,092	0.35%
200,000	4/5/13	Caterpillar Financial Services Corporation	2.00%	205,305	0.36%
45,000	4/1/14	Caterpillar Financial Services Corporation	0.59%	45,237	0.08%
450,000	8/15/11	General Electric Capital Corporation	0.33%	450,286	0.79%
100,000	6/15/12	General Electric Capital Corporation	6.00%	105,411	0.18%
200,000	1/8/13	General Electric Capital Corporation	2.80%	207,767	0.36%
450,000	1/15/14	HSBC Finance Corporation	0.53%	443,152	0.78%
200,000	3/15/12	John Deere Capital Corporation	7.00%	213,410	0.37%
225,000	10/1/12	John Deere Capital Corporation	5.25%	240,774	0.42%
300,000	7/16/12	Massmutual Global Funding II	3.63%	313,324	0.55%
200,000	2/15/12	Principal Life Global Funding I	6.25%	211,630	0.37%
225,000	4/14/14	SSIF Nevada, Limited Partnership	0.98%	225,480	0.40%

U.S. Insurance
$200,000	2/11/13	Berkshire Hathaway Inc.	0.70%	201,282	0.35%
100,000	1/10/14	Berkshire Hathaway Inc.	0.62%	100,242	0.18%
450,000	4/4/14	MetLife Institutional Funding II	1.20%	452,265	0.79%
200,000	11/9/11	Metropolitan Life Global Funding I	5.13%	204,748	0.36%
200,000	9/17/12	Metropolitan Life Global Funding I	2.88%	206,053	0.36%
200,000	8/22/12	New York Life Global Funding	0.31%	200,103	0.35%
200,000	12/14/12	New York Life Global Funding	2.25%	204,332	0.36%
200,000	6/25/12	Pricoa Global Funding I	4.63%	206,150	0.36%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.
Condensed Schedule of Investments (continued)
June 30, 2011
(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Corporate Notes (continued)
Face Value	Maturity Dates	Name	Yield1
U.S. Computers
$450,000	4/1/14	Dell Inc.	0.91%	$454,035	0.80%
200,000	3/1/12	Hewlett-Packard Company	0.36%	200,306	0.35%
225,000	5/30/14	Hewlett-Packard Company	0.65%	226,180	0.40%

Foreign Pharmaceutical
$200,000	3/28/13	Sanofi	0.45%	200,415	0.35%
210,000	3/28/14	Sanofi	0.56%	211,049	0.37%
450,000	3/21/14	Teva Pharmaceutical Finance III BV	0.75%	451,855	0.79%

U.S. Telecommunications
$110,000	3/14/14	Cisco Systems, Inc.	0.50%	110,336	0.19%
435,000	5/1/12	New Cingular Wireless Services, Inc.	8.13%	467,101	0.82%
270,000	3/28/14	Verizon Communications, Inc.	0.86%	272,543	0.48%
180,000	6/15/12	Verizon Global Funding Corp.	6.88%	190,972	0.34%

Foreign Telecommunications
$175,000	2/27/12	Vodafone Group Public Limited	0.53%	175,265	0.31%

U.S. Industrial
$200,000	8/13/12	Archer-Daniels-Midland Company	0.42%	200,481	0.35%
460,000	7/15/11	Burlington Northern Santa Fe, LLC	6.75%	475,074	0.83%
100,000	3/1/12	Coca-Cola Refreshments USA, Inc.	3.75%	103,439	0.18%
300,000	8/15/13	Coca-Cola Refreshments USA, Inc.	5.00%	331,311	0.58%
225,000	9/8/11	Daimler North America Corporation	5.75%	231,092	0.41%
335,000	6/21/13	Danaher Corporation	0.50%	335,499	0.59%
200,000	4/1/12	McDonnell Douglas Corporation	9.75%	217,997	0.38%
225,000	2/10/14	Novartis Capital Corporation	4.13%	246,123	0.43%
230,000	3/1/14	Roche Holdings, Inc.	5.00%	255,634	0.45%
200,000	5/15/13	Texas Instruments Incorporated	0.44%	200,651	0.35%
225,000	11/20/12	The Boeing Company	1.88%	229,024	0.40%
225,000	4/15/14	Wal-Mart Stores, Inc.	1.63%	228,713	0.40%

U.S. Utilities, Oil and Gas
$225,000	10/15/12	ConocoPhillips	4.75%	239,068	0.42%
200,000	11/1/11	Consolidated Natural Gas Company	6.25%	205,706	0.36%
450,000	1/15/12	Duke Energy Carolinas, LLC	6.25%	476,530	0.84%
225,000	12/13/13	Occidental Petroleum Corporation	1.45%	227,628	0.40%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.
Condensed Schedule of Investments (continued)
June 30, 2011
(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Corporate Notes (continued)
Face Value	Maturity Dates	Name	Yield1
Foreign Utilities, Oil and Gas
$425,000	3/10/12	BP Capital Markets P.L.C.	3.13%	$436,452	0.77%
200,000	9/22/11	Shell International Finance B.V.	1.30%	201,169	0.35%
225,000	3/25/13	Shell International Finance B.V.	1.88%	230,974	0.41%
250,000	5/13/13	Total Capital Canada Ltd.	0.35%	250,241	0.44%
Total corporate notes (cost: $20,400,835)				20,351,934	35.70%

Total investment in securities (cost: $31,298,983)				$31,238,626	54.77%

Certificates of Deposit
Face Value	Maturity Dates	Name	Yield1
Foreign Government Sponsored Enterprise
$250,000	5/25/12	Caisse Amortissement de la Dette Socia	0.27%	$250,087	0.44%

U.S. Bank
$250,000	3/1/13	PNC Bank, National Association	0.35%	249,285	0.44%

Foreign Banks
$250,000	4/10/12	BNP Paribas	0.77%	250,664	0.44%
250,000	3/9/12	BNP Paribas	0.56%	250,082	0.44%
200,000	6/11/12	The Bank of Nova Scotia	0.45%	200,384	0.35%
250,000	1/17/12	The Bank of Nova Scotia	0.32%	250,160	0.44%
250,000	7/21/11	Commerzbank Aktiengesellschaft	0.27%	250,133	0.44%
250,000	7/15/11	Credit Agricole	0.27%	250,158	0.44%
300,000	10/20/11	Credit Industriel et Commercial	0.44%	300,264	0.53%
200,000	12/1/11	Credit Suisse Group AG	0.55%	200,265	0.35%
250,000	4/4/12	Deutsche Bank Aktiengesellschaft	0.45%	250,181	0.44%
250,000	9/26/11	Lloyds TSB Bank PLC	0.27%	250,069	0.44%
200,000	11/13/12	Nordea Bank Finland Abp	0.46%	200,126	0.35%
300,000	10/21/11	Svenska Handelsbanken AB	0.29%	300,172	0.53%
250,000	8/12/11	Societe Generale	0.32%	250,208	0.44%
300,000	4/25/12	UBS AG	0.55%	300,298	0.53%
250,000	5/3/12	Westpac Banking Corporation	0.40%	250,158	0.44%

Yankee Dollars, Foreign Banks and Diversified Financial Services
$450,000	3/17/14	Commonwealth Bank of Australia	0.98%	451,787	0.79%
225,000	4/14/14	Danske Bank A/S	1.33%	225,675	0.40%
450,000	3/15/13	ING Bank N.V.	1.30%	451,087	0.79%
450,000	4/11/14	Societe Generale	1.33%	446,978	0.78%
450,000	4/1/14	Volkswagen International Finance N.V.	0.92%	452,587	0.79%

Total certificates of deposit (cost: $6,281,763)				$6,280,808	11.03%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.
Condensed Schedule of Investments (continued)
June 30, 2011
(Unaudited)

` Description	Fair Value	% of Partners' Capital (Net Asset Value)

Long U.S. Futures Contracts
Agricultural	$60,055	0.11%
Currency	192,671	0.34%
Energy	9,931	0.02%
Interest rate	271,743	0.48%
Metal	(198,398)	(0.35)%
Stock index	32,880	0.06%
Net unrealized gain on open long U.S. futures contracts	368,882	0.66%

Short U.S. Futures Contracts
Agricultural	153,204	0.27%
Currency	(6,275)	(0.01)%
Energy	(173,716)	(0.30)%
Metal	(183,512)	(0.32)%
Stock index	(59,490)	(0.10)%
Net unrealized loss on open short U.S. futures contracts	(269,789)	(0.46)%

Total U.S. futures contracts - net unrealized gain on open U.S. futures contracts	99,093	0.20%

Long Foreign Futures Contracts
Agricultural	(12,009)	(0.02)%
Currency	44,871	0.08%
Interest rate	90,930	0.16%
Stock index	183,016	0.32%
Net unrealized gain on open long foreign futures contracts	306,808	0.54%

Short Foreign Futures Contracts
Agricultural	(10,643)	(0.02)%
Currency	(5,428)	(0.01)%
Stock index	(271,050)	(0.48)%
Net unrealized loss on open short foreign futures contracts	(287,121)	(0.51)%

Total foreign futures contracts - net unrealized gain on open foreign futures contracts	19,687	0.03%

Net unrealized gain on open futures contracts	$118,780	0.23%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.
Condensed Schedule of Investments (continued)
June 30, 2011
(Unaudited)

` Description	Fair Value	% of Partners' Capital (Net Asset Value)

U.S. Forward Currency Contracts
Long	$(26,281)	(0.05)%
Short	(47,188)	(0.08)%
Net unrealized loss on open U.S. forward currency contracts	(73,469)	(0.13)%

Foreign Forward Currency Contracts
Long	(34,892)	(0.06)%
Short	(12,556)	(0.02)%
Net unrealized loss on open foreign forward currency contracts	(47,448)	(0.08)%

Net unrealized loss on open forward currency contracts	$(120,917)	(0.21)%

1 Represents the annualized yield at date of purchase for discount securities, the stated coupon rate for coupon-bearing securities, or the stated interest rate for certificates of deposit.
No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value).  Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.
Condensed Schedule of Investments
December 31, 2010
(Audited)

Description	Fair Value	% of Partners' Capital (Net Asset Value)
Long U.S. Futures Contracts
Agricultural (1)	$904,521	1.69%
Currency	1,675	0.00%
Energy	288,899	0.54%
Interest rate	(35,509)	(0.07)%
Metal (1)	997,430	1.86%
Stock index	134,266	0.25%
Net unrealized gain on open long U.S. futures contracts	2,291,282	4.27%

Short U.S. Futures Contracts
Agricultural	(9,000)	(0.02)%
Energy	(85,500)	(0.16)%
Interest rate	(7,391)	(0.01)%
Metal	(65,245)	(0.12)%
Net unrealized loss on open short U.S. futures contracts	(167,136)	(0.31)%

Total U.S. futures contracts - net unrealized gain on open U.S. futures contracts	2,124,146	3.96%

Long Foreign Futures Contracts
Agricultural	20,842	0.04%
Interest rate	41,176	0.08%
Stock index	3,896	0.01%
Net unrealized gain on open long foreign futures contracts	65,914	0.13%

Short Foreign Futures Contracts
Interest rate	(50,122)	(0.09)%
Stock index	14,584	0.03%
Net unrealized loss on open short foreign futures contracts	(35,538)	(0.06)%

Total foreign futures contracts - net unrealized gain on open foreign futures contracts	30,376	0.07%

Net unrealized gain on open futures contracts	$2,154,522	4.03%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.
Condensed Schedule of Investments (continued)
December 31, 2010
(Audited)

Description	Fair Value	% of Partners' Capital (Net Asset Value)

Long	$369,809	0.69%
Short	(138,598)	(0.26)%
Net unrealized gain on open U.S. forward currency contracts	231,211	0.43%

Long	(56,626)	(0.11)%
Short (1)	802,735	1.50%
Net unrealized gain on open foreign forward currency contracts	746,109	1.39%

Net unrealized gain on open forward currency contracts	$977,320	1.82%

(1) No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.
Statements of Operations
For the Three and Six Months Ended June 30, 2011 and 2010
 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Trading Gain (Loss)
Net realized gain (loss)	$(1,707,835)	$586,033	$992,760	$260,063
Net change in unrealized gain (loss)	(1,134,196)	(504,165)	(3,133,979)	1,436,584
Brokerage commissions and trading expenses	(50,124)	(25,341)	(78,330)	(44,215)
Net gain (loss) from trading	(2,892,155)	56,527	(2,219,549)	1,652,432

Net Investment Loss
Income
Interest income	22,445	35,712	63,418	43,053
Expenses
Trading Advisor management fees	263,116	229,960	607,916	433,408
Trading Advisor incentive fees	271,651	-	271,651	-
General Partner management fee	202,993	104,155	359,342	196,207
Selling Agent fees	101,162	57,846	191,371	111,079
Broker dealer servicing fee – General Partner	10,080	5,851	19,151	11,315
Broker dealer custodial fee – General Partner	18,788	15,122	37,472	29,346
Cash manager fees	17,543	-	17,543	-
Administrative expenses – General Partner	352,025	212,411	594,302	408,474
Offering expenses – General Partner	181,977	78,019	305,359	152,268
Total expenses	1,419,335	703,364	2,404,107	1,342,097
Administrative and offering expenses waived	(278,438)	(128,390)	(401,012)	(255,405)
Net total expenses	1,140,897	574,974	2,003,095	1,086,692
Net investment loss	(1,118,452)	(539,262)	(1,939,677)	(1,043,639)
Net Income (Loss)	$(4,010,607)	$(482,735)	$(4,159,226)	$608,793

	Series A	Series B	Series I	General Partner
Three Months Ended June 30, 2011
Decrease in net asset value per unit	$(6.51)	$(6.75)	$(7.60)	$(7.31)
Net loss per unit*	$(7.01)	$(6.94)	$(7.73)	$(7.31)
Weighted average number of units outstanding	205,726.5865	134,265.1038	207,450.0178	4,806.7772

Three Months Ended June 30, 2010
Decrease in net asset value per unit	$(1.30)	$(1.04)	$(1.03)	$(0.54)
Net loss per unit*	$(1.39)	$(1.08)	$(1.34)	$(0.54)
Weighted average number of units outstanding	129,580.7673	114,163.0690	132,958.0374	4,011.5691

*Based on weighted average number of units outstanding during the period.

	Series A	Series B	Series I	General Partner
Six Months Ended June 30, 2011
Decrease in net asset value per Unit	$(7.13)	$(7.01)	$(7.72)	$(6.85)
Net loss per Unit*	$(7.94)	$(7.28)	$(7.99)	$(6.85)
Weighted average number of Units outstanding	193,500.1820	132,287.8425	203,562.4095	4,806.7772

Six Months Ended June 30, 2010
Increase in net asset value per Unit	$1.06	$1.87	$2.47	$3.56
Net income per Unit*	$1.07	$2.05	$1.87	$3.56
Weighted average number of Units outstanding	125,110.0453	111,655.1874	124,416.9005	4,011.5691

*Based on weighted average number of units outstanding during the period.

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.
Statements of Cash Flows
For the Six Months Ended June 30, 2011 and 2010
 (Unaudited)

	2011	2010
Cash flows from operating activities
Net income (loss)	$(4,159,226)	$608,793
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized (gain) loss from futures and forwards trading	3,133,979	(1,436,584)
Purchases of securities and certificates of deposit	(45,343,482)	--
Proceeds from disposition of securities and certificates of deposit	7,782,553	2,021,939
Net realized and change in unrealized (gain) loss on securities and certificates of deposit	41,495	(3,156)
Changes in
Interest receivable	1,182	(452)
Due from General Partner	(122,843)	--
Trading Advisor management fees payable	(206,331)	40,918
Trading Advisor incentive fees payable	(310,730)	--
Commissions and other trading expenses payable on open contracts	6,432	3,345
General Partner management fee payable	21,843	6,366
Selling Agent fees payable – General Partner	5,268	3,415
Administrative expenses payable – General Partner	2,810	10,769
Offering expenses payable – General Partner	1,951	4,342
Broker dealer custodial fee payable – General Partner	(236)	593
Broker dealer servicing fee payable – General Partner	560	272
Cash manager fee payable	17,543	---
Net cash provided by (used in) operating activities	(39,127,232)	1,260,560

Cash flows from financing activities
Subscriptions	7,440,072	6,496,881
Subscriptions received in advance	2,458,683	2,626,602
Redemptions	(2,027,704)	(2,137,115)
Net cash provided by financing activities	7,871,051	6,986,368

Net increase (decrease) in cash and cash equivalents	(31,256,181)	8,246,928
Cash and cash equivalents, beginning of period	54,049,696	32,081,573
Cash and cash equivalents, end of period	$22,793,515	$40,328,501

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$18,575,837	$9,046,261
Cash and cash equivalents	4,217,678	31,282,240
Total end of period cash and cash equivalents	$22,793,515	$40,328,501

Supplemental disclosure of cash flow information
Prior period redemptions paid	$35,507	$189,947
Prior period subscriptions received in advance	$2,536,859	$1,957,075

Supplemental schedule of non-cash financing activities
Redemptions payable	$375,834	$346,109

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.
Statements of Changes in Partners’ Capital (Net Asset Value)
For the Six Months Ended June 30, 2011 and 2010
 (Unaudited)

	Series A		Series B		Series I		General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Six Months Ended June 30, 2011
Balance at December 31, 2010	165,574.3151	$15,995,450	126,655.8355	$13,396,321	193,350.1543	$23,550,313	4,806.7772	$609,812	$53,551,896
Net loss		(1,537,213)		(963,524)		(1,625,572)		(32,917)	(4,159,226)
Subscriptions	59,708.6268	5,782,719	11,991.2412	1,276,196	23,887.2019	2,918,016	-	-	9,976,931
Redemptions	(8,808.6661)	(863,873)	(3,569.0566)	(369,087)	(9,361.2439)	(1,135,071)	-	-	(2,368,031)
Transfers	(968.3445)	(94,423)	-	-	765.2694	94,423	-	-	-
Balance at June 30, 2011	215,505.9313	$19,282,660	135,078.0201	$13,339,906	208,641.3817	$23,802,109	4,806.7772	$576,895	$57,001,570

Six Months Ended June 30, 2010
Balance at December 31, 2009	110,813.7773	$9,492,784	104,085.6268	$9,610,394	112,253.4442	$11,863,406	4,011.5691	$434,130	$31,400,714
Net income		133,579		228,766		232,172		14,276	608,793
Subscriptions	24,539.7525	2,113,449	21,023.2692	1,937,815	40,567.9268	4,402,692	-	-	8,453,956
Redemptions	(2,622.2801)	(229,167)	(11,152.5078)	(1,042,024)	(9,723.1338)	(1,022,086)	-	-	(2,293,277)
Balance at June 30, 2010	132,731.2497	$11,510,645	113,956.3882	$10,734,951	143,098.2372	$15,476,184	4,011.5691	$448,406	$38,170,186

	Net Asset Value Per Unit
	Series A	Series B	Series I	General Partner
June 30, 2011	$89.48	$98.76	$114.08	$120.02
December 31, 2010	96.61	105.77	121.80	126.87
June 30, 2010	86.72	94.20	108.15	111.78
December 31, 2009	85.66	92.33	105.68	108.22

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

The Fund uses commodity trading advisors to engage in the speculative trading of futures contracts, forward currency contracts and other financial instruments traded in the United States (“U.S.”) and internationally.  The Fund does not currently use options or swaps as part of its trading system, but may employ them in the future.

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

Under its Fourth Amended and Restated Limited Partnership Agreement (“Partnership Agreement”), the Fund’s business and affairs are managed and conducted by the Fund’s general partner, Steben & Company, Inc. (“General Partner”), a Maryland corporation.  The General Partner is registered with the CFTC as a commodity pool operator and a commodities introducing broker, and is registered with the SEC as an investment advisor and a broker dealer.  Additionally, the General Partner is a member of the NFA and FINRA.  The General Partner manages all aspects of the Fund’s business and serves as one of the Fund’s selling agents.

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

Revenue Recognition

Futures, options on futures contracts and forward currency contracts are recorded on a trade date basis, and gains or losses are realized when contracts are liquidated.  Unrealized gains and losses on open futures and forward currency contracts (the difference between contract trade price and fair value) are reported in the statements of financial condition as net unrealized gain or loss, as there exists a right of offset of any unrealized gains or losses.  Any change in net unrealized gain or loss from the preceding period is reported in the statements of operations.  Interest income earned on investments in securities, certificates of deposit and other cash and cash equivalent balances is recorded on an accrual basis.

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

Level 2 –
Fair value is based on quoted prices for similar instruments in active markets and inputs other than quoted prices that are observable for the financial instrument, such as interest rates and yield curves that are observable at commonly quoted intervals using a market approach.  Financial instruments utilizing Level 2 inputs include forward currency contracts, certificates of deposit, commercial paper, corporate notes and U.S. and foreign government sponsored enterprise notes.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy.  For the periods ended June 30, 2011 and December 31, 2010, there were no such transfers between levels.

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

U.S. Treasury securities are recorded at fair value based on bid and ask quotes for identical instruments.  Commercial paper, certificates of deposit, corporate notes and U.S. and foreign government sponsored enterprise notes are recorded at fair value based on bid and ask quotes for similar, but not identical, instruments.  Accordingly, U.S. Treasury securities are classified within Level 1, and commercial paper, certificate of deposits, corporate notes and U.S. and foreign government sponsored enterprise notes are classified within Level 2.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns.  The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses.  The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year.  Management has determined there are no material uncertain income tax positions through June 30, 2011.  All of the Fund’s income tax returns remain subject to federal, state or local income tax examinations.

Foreign Currency Transactions

The Fund has certain investments denominated in foreign currencies.  The purchase and sale of investments, and income and expenses are translated at the rates of exchange prevailing on the respective dates of such transactions.  The Fund does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of investments held.  Such fluctuations are included with the net realized and change in unrealized gain or loss on such investments in the statements of operations.

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

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At June 30, 2011
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$118,780	$--	$118,780
Net unrealized loss on open forward currency contracts*	--	(120,917)	(120,917)
Cash and cash equivalents:
Money market fund	1,416,275	--	1,416,275
Investments in securities:
U.S. Treasury securities*	3,134,169	--	3,134,169
U.S. government sponsored enterprise notes*	--	3,241,988	3,241,988
Foreign government sponsored enterprise notes*	--	666,380	666,380
Commercial paper*	--	3,844,155	3,844,155
Corporate notes*	--	20,351,934	20,351,934
Certificates of deposit*	--	6,280,808	6,280,808
Total	$4,669,224	$34,264,348	$38,933,572

*See the condensed schedule of investments for further description.

At December 31, 2010
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$2,154,522	$--	$2,154,522
Net unrealized gain on open forward currency contracts*	--	977,320	977,320
Cash and cash equivalents:
Money market fund	7,399	--	7,399
Total	$2,161,921	$977,320	$3,139,241

*See the condensed schedule of investments for further description.

There were no Level 3 holdings at June 30, 2011 and December 31, 2010 or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which were designated as hedging instruments. At June 30, 2011, the Fund’s derivative contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net
Net unrealized gain on open futures contracts
Agricultural	$248,663	$(58,056)	$190,607
Currency	307,992	(82,153)	225,839
Energy	73,861	(237,646)	(163,785)
Interest rate	726,326	(363,653)	362,673
Metal	304,369	(686,279)	(381,910)
Stock index	217,346	(331,990)	(114,644)
Net unrealized gain on open futures contracts	$1,878,557	$(1,759,777)	$118,780

Net unrealized gain (loss) on open forward currency contracts	$166,802	$(287,719)	$(120,917)

At June 30, 2011, there were 3,925 open futures contracts and 333 open forward currency contracts.

For the three and six months ended June 30, 2011, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural	$(1,154,612)	$127,788	$(262,161)	$(725,756)
Currency	(1,332,195)	207,816	(1,295,227)	224,164
Energy	(214,727)	(719,878)	1,909,655	(367,184)
Interest rate	70,909	359,056	(1,539,371)	414,519
Metal	17,973	(432,916)	821,096	(1,314,095)
Stock index	(1,226,438)	(371,073)	(1,863,912)	(267,390)
Total futures contracts	(3,839,090)	(829,207)	(2,229,920)	(2,035,742)

Forward currency contracts	2,138,919	(304,989)	3,243,064	(1,098,237)

Total futures and forward currency contracts	$(1,700,171)	$(1,134,196)	$1,013,144	$(3,133,979)

For the three and six months ended June 30, 2011, the number of futures contracts closed was 10,822 and 17,291, respectively, and the number of forward currency contracts closed was 1,826 and 4,300, respectively.

At December 31, 2010, the Fund’s derivative contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net
Net unrealized gain on open futures contracts
Agricultural	$931,812	$(15,449)	$916,363
Currency	1,675	--	1,675
Energy	308,149	(104,750)	203,399
Interest rate	92,261	(144,107)	(51,846)
Metal	999,158	(66,973)	932,185
Stock index	239,757	(87,011)	152,746
Net unrealized gain on open futures contracts	$2,572,812	$(418,290)	$2,154,522

Net unrealized gain (loss) on open forward currency contracts	$1,202,472	$(225,152)	$977,320

At December 31, 2010, there were 1,891 open futures contracts and 494 open forward currency contracts.

For the three and six months ended June 30, 2010, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural	$(390,267)	$(125,825)	$(643,289)	$(322,028)
Currency	(14,144)	--	(30,493)	7,350
Energy	(836,550)	(106,703)	(990,597)	48,916
Interest rate	2,769,722	716,434	3,470,511	2,100,955
Metal	(266,135)	(217,803)	(1,047,061)	220,610
Stock index	(836,063)	(190,232)	(1,055,996)	(190,390)
Total futures contracts	426,563	75,871	(296,925)	1,865,413

Forward currency contracts	184,189	(580,036)	572,731	(428,829)

Total futures and forward currency contracts	$610,752	$(504,165)	$275,806	$1,436,584

For the three and six months ended June 30, 2010, the number of futures contracts closed was 5,967 and 10,700, respectively, and the number of forward currency contracts closed was 1,814 and 2,986, respectively.

4.	General Partner

In accordance with the Partnership Agreement, the General Partner must maintain its interest in the capital of the Fund at no less than the greater of: (i) 1% of aggregate capital contributions to the Fund by all partners (including the General Partner’s contributions) or (ii) $25,000.  At June 30, 2011 and December 31, 2010, the General Partner had an investment of 4,806.7772 units valued at $576,895 and $609,812, respectively.  On July 1, 2011, the General Partner increased its investment in the Fund by $100,000, purchasing an additional 833.2153 units.  The General Partner shares in the profits and losses of the Fund in proportion to its respective ownership interest.

The General Partner earns the following compensation:

General Partner Management Fee – each Series of Units, other than General Partner Units, incurs a monthly fee equal to 1/12th of 1.10% of the respective series’ month-end net asset value, payable in arrears.  Effective May 1, 2011, the monthly fee will equal 1/12th of 1.50% of the respective Series’ month-end net asset value, payable in arrears.  To the extent the Trading advisor management fees plus the General Partner Management Fee exceed 1/12th of 3.5% of the Fund’s net assets as of any month-end, the General Partner intends to reduce its General Partner Management Fee.

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

Effective May 1, 2011, the Fund uses three trading advisors.  Trading advisor management fees range from 1% to 1.5% per annum of the Fund’s trading level (as defined in the advisory agreements) and trading advisor incentive fees equal 20% of new trading profits (as defined in the advisory agreements).  Prior to May 1, 2011, the Fund used a single trading advisor, which charged the Fund a management fee, payable monthly, equal to 1/12th of 2% of the Fund’s trading level (as defined in the advisory agreement) and an incentive fee, payable quarterly, equal to 20% of new trading profits (as defined in the advisory agreement).

6.	Deposits with Brokers

To meet margin requirements, the Fund deposits funds with its brokers, subject to CFTC regulations and various exchange and broker requirements.  The Fund earns interest income on its assets deposited with its brokers.  At June 30, 2011 and December 31, 2010, the Fund had margin requirements of $7,730,432 and $6,567,566.

7.	Administrative and Offering Expenses

The Fund reimburses the General Partner for actual monthly administrative expenses paid to various third-party service providers, including the General Partner, up to 1/12th of 0.95% of the Fund’s month-end net asset value, payable in arrears.  Actual administrative expenses may vary; however, such administrative expenses will not exceed 0.95% of the Fund’s month-end net asset value per annum.  The administrative expenses include legal, accounting, clerical and other back office related expenses related to the administration of the Fund and all other associated costs incurred by the Fund.  For the three months ended June 30, 2011 and 2010, actual administrative expenses were $352,025 and $212,411, respectively.  For the six months ended June 30, 2011 and 2010, actual administrative expenses were $594,302 and $408,474, respectively.  Such amounts are presented as administrative expenses in the statements of operations.

During the three months ended June 30, 2011 and 2010, the General Partner absorbed administrative expenses in excess of the 0.95% limitation of $208,572 and $121,386, respectively.  During the six months ended June 30, 2011 and 2010, the General Partner absorbed administrative expenses in excess of the 0.95% limitation of $314,366 and $236,915, respectively.  Such amounts are included in administrative and offering expenses waived in the statements of operations.

At June 30, 2011 and December 31, 2010, $45,537 and $42,727, respectively, were payable to the General Partner for administrative expenses incurred on behalf of the Fund and not waived by the General Partner.  Such amounts are presented as administrative expenses payable – General Partner in the statements of financial condition.

The Fund reimburses the General Partner for actual ongoing offering expenses, up to 1/12th of 0.75% of the Fund’s month-end net asset value pro rata for each Series of Units except for the General Partner and Series C Units, payable monthly in arrears.  Actual ongoing offering expenses in excess of this limitation are absorbed by the General Partner.  For the three months ended June 30, 2011 and 2010, actual offering expenses were $181,977 and $78,019, respectively.  For the six months ended June 30, 2011 and 2010, actual offering expenses were $305,359 and $152,268, respectively.  Such amounts are presented as offering expenses in the statements of operations.

During the three months ended June 30, 2011 and 2010, the General Partner absorbed offering expenses in excess of the 0.75% limitation of $69,866 and $18,490, respectively.  During the six months ended June 30, 2011 and 2010, the General Partner absorbed offering expenses in excess of the 0.75% limitation of $86,646 and $23,913, respectively.  Such amounts are included in administrative and offering expenses waived in the statements of operations.  At June 30, 2011 and December 31, 2010, $35,590 and $33,639, respectively, were payable to the General Partner for offering expenses incurred on behalf of the Fund and not waived by the General Partner.  Such amounts are presented as offering expenses payable – General Partner in the statements of financial condition.

8.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner.  The minimum investment is $10,000.  Units are sold at the net asset value per Series A, B and I Units as of the close of business on the last day of the month in which the subscription is accepted.  Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted.  At June 30, 2011 and December 31, 2010, the Fund received advance subscriptions of $2,458,683 and $2,536,859, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to month-end.

The Fund is not required to make distributions, but may do so at the sole discretion of the General Partner.  A limited partner may request and receive redemption of Series A, B and I Units owned at the end of any month, subject to five business days’ prior written notice to the General Partner and in certain circumstances, restrictions in the partnership agreement.

Series A Units redeemed prior to the first anniversary of the subscription date are subject to a redemption fee equal to the product of (i) 2.00% of the subscription price for such Series A Units on the subscription date, divided by twelve (ii) multiplied by the number of months remaining before the first anniversary of the subscription date.  Series B, C and I Units are not subject to the redemption fee.  For the six months ended June 30, 2011 and 2010, these redemption fees were negligible.

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

Purchase and sale of futures contracts requires margin deposits with futures brokers. Additional deposits may be necessary for any loss of contract value.  The Commodity Exchange Act (“CEAct”) requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities.  A customer’s cash and other property (for example, U.S. Treasury securities) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements.  In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available.  It is possible that the recovered amount could be less than (or none of) the total cash and other property deposited.  The Fund uses Newedge USA, LLC and J. P. Morgan Securities, LLC  as its futures brokers and Newedge Group (UK Branch) as its forward currency counterparty.

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

Effective April 2011, the Fund engaged J.P. Morgan Investment Management, Inc. and Principal Global Investors, LLC (collectively, the “Cash Managers”) to provide cash management services to the Fund.  The Cash Managers manage the Fund’s cash and excess margin through investments in short term, fixed income securities, pursuant to investment parameters established by the General Partner.  The Fund’s objective in retaining the Cash Managers to provide cash management services is to enhance the return on its assets not required to be held by the Fund’s brokers to support the Fund’s trading.  There is no guarantee that the Cash Managers will achieve returns for the Fund, net of fees payable to the Cash Managers, in excess of the returns previously achieved through the General Partner’s efforts and/or available through the Fund’s brokers, or that the Cash Managers will avoid a loss of principal on amounts placed under their management.

Prior to April 2011, the Fund used UBS as its cash management securities broker for the investment of a portion of the Fund’s excess margin amounts into short-term fixed income instruments.

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

The statements of financial condition, including the condensed schedule of investments, at June 30, 2011, the statements of operations for the three and six months ended June 30, 2011 and 2010, the statements of cash flows and changes in partners’ capital (net asset value) for the six months ended June 30, 2011 and 2010, and the accompanying notes to the financial statements are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations.  In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at June 30, 2011, results of operations for the three and six months ended June 30, 2011 and 2010, cash flows and changes in partners’ capital (net asset value) for the six months ended June 30, 2011 and 2010.  The results of operations for the three and six months ended June 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year or any other period.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

12.	Financial Highlights

The following information presents per Unit operating performance results and other supplemental financial ratios for the three and six months ended June 30, 2011 and 2010.  This information has been derived from information presented in the financial statements for limited partner Units and assumes that a Unit is outstanding throughout the entire period:

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Series A Units	Series B Units	Series I Units	Series A Units	Series B Units	Series I Units
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$95.99	$105.51	$121.68	$88.02	$95.24	$109.18
Loss from operations
Gain (loss) from trading (1)	(4.36)	(4.86)	(5.60)	0.26	0.28	0.35
Net investment loss (1)	(2.15)	(1.89)	(2.00)	(1.56)	(1.32)	(1.38)
Total loss from operations	(6.51)	(6.75)	(7.60)	(1.30)	(1.04)	(1.03)
Net asset value per Unit at end of period	$89.48	$98.76	$114.08	$86.72	$94.20	$108.15

Total return (5)	(6.78)%	(6.40)%	(6.25)%	(1.48)%	(1.09)%	(0.94)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to Trading Advisor incentive fees (2) (3) (4)	7.34%	5.59%	4.99%	7.49%	5.93%	5.47%
Trading Advisor incentive fees (5)	0.47%	0.45%	0.45%	--	--	--
Total expenses	7.81%	6.04%	5.44%	7.49%	5.93%	5.47%
Net investment loss (2) (3) (4) (6)	(7.19)%	(5.44)%	(4.84)%	(7.11)%	(5.55)%	(5.07)%

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Series A Units	Series B Units	Series I Units	Series A Units	Series B Units	Series I Units
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$96.61	$105.77	$121.80	$85.66	$92.33	$105.68
Income (loss) from operations
Gain (loss) from trading (1)	(3.20)	(3.63)	(4.18)	4.22	4.56	5.22
Net investment loss (1)	(3.93)	(3.38)	(3.54)	(3.16)	(2.69)	(2.75)
Total income (loss) from operations	(7.13)	(7.01)	(7.72)	1.06	1.87	2.47
Net asset value per Unit at end of period	$89.48	$98.76	$114.08	$86.72	$94.20	$108.15

Total return (5)	(7.38)%	(6.63)%	(6.34)%	1.24%	2.03%	2.34%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to Trading Advisor incentive fees (2) (3) (4)	7.47%	5.75%	5.16%	7.57%	6.00%	5.38%
Trading Advisor incentive fees (5)	0.50%	0.46%	0.46%	--	--	--
Total expenses	7.97%	6.21%	5.62%	7.57%	6.00%	5.38%
Net investment loss (2) (3) (4) (6)	(7.25)%	(5.53)%	(4.93)%	(7.33)%	(5.76)%	(5.13)%

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

(2)
All of the ratios under other financial ratios are computed net of involuntary waivers of administrative and offering expenses.  For the three months ended June 30, 2011 and 2010, the ratios are net of 1.41% and 1.31% effect of waived administrative expenses, respectively.  For the three months ended June 30, 2011 and 2010, the ratios are net of 0.48% and 0.08% effect of waived offering expenses, respectively.  For the six months ended June 30, 2011 and 2010, the ratios are net of 1.09% and 1.36% effect of waived administrative expenses, respectively.  For the six months ended June 30, 2011 and 2010, the ratios are net of 0.30% and 0.11% effect of waived offering expenses, respectively.

(3)
The net investment loss includes interest income and excludes realized and change in unrealized gain (loss) from trading activities as shown on the statements of operations.  The total amount is then reduced by all expenses, excluding brokerage commissions, which are included in net trading gain (loss) on the statements of operations. The resulting amount is divided by the average net asset value for the period.

(4)	Ratios have been annualized.

(5)	Ratios have not been annualized.

(6)	Ratio excludes Trading Advisor incentive fees.

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

The Trading Advisors

Effective May 1, 2011, the Fund allocates its assets among its trading advisors, Aspect Capital Ltd, Estlander & Partners Ltd and Blackwater Capital Management, LLC (together, the “Trading Advisors”).  From and after May 1, 2011, the General Partner may cause any of the Trading Advisors to trade the Fund’s assets allocated to them at a range of approximately 0.9-1.5 times the trading level normally utilized by each Trading Advisor employing the trading program that will be traded on behalf of the Fund.  The General Partner currently anticipates the trading level for each Trading Advisor to be approximately 1.2 times the trading level normally used by each Trading Advisor.  However, such trading levels are merely estimates and may be altered in respect of one or more Trading Advisors in the sole discretion of the General Partner.  Thus, the Fund could experience either greater or less volatility and greater or less brokerage commission expenses relative to the Fund prior to May 1, 2011 and to clients who invest at the normal trading level of the Aspect Diversified Program depending on the amount of leverage utilized.

Cash Management

Effective April 2011, the Fund engaged J.P. Morgan Investment Management, Inc. and Principal Global Investors, LLC (collectively, the “Cash Managers”) to provide cash management services to the Fund.  The Cash Managers manage the Fund’s cash and excess margin through investments in short term, fixed income securities, pursuant to investment parameters established by the General Partner.

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

At June 30, 2011, there are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Fund’s liquidity increasing or decreasing in any material way.

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

Results of Operations

The returns for Series A, B, and I Units for the six months ended June 30, 2011 and 2010 were:

Series of Units	2011	2010
Series A	(7.38)%	1.24%
Series B	(6.63)%	2.03%
Series I	(6.34)%	2.34%

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

March

For the month, the Fund’s Series A, B and I Units were down 1.56%, 1.43% and 1.38%, respectively.  The month began positively with long positions in the energy sector making gains as the Libyan turmoil continued.  However, sentiment turned bearish following European sovereign downgrades and weak Chinese trade and inflation data.  On the 11th, the worst earthquake and tsunami in Japanese history devastated the country.  Japanese equities sold off sharply, resulting in the Fund’s long positions in the Nikkei and Topix being the month’s worst performers.  The sell-off in equities spread across the globe on worries about the implications for global growth. In response to these events, positions in the portfolio were systematically reduced.  Agricultural markets also sold off to the detriment of the Fund’s long positions.  Signs that the political turmoil in Ivory Coast may be easing caused the cocoa price to tumble from near 33-year highs.  Strong US economic data released later in the month enabled the Fund to recoup some of its earlier losses from stock indices and commodities. Expectations of an interest rate increase by the European Central Bank resulted in the Euro strengthening against the U.S. dollar, to the benefit of the Fund.  These expectations also resulted in gains from the Fund’s short position in Euribor, which were partly offset by losses from long exposure to Eurodollar after the U.S. Federal Reserve announced that they would begin unwinding some stimulus measures.

April

For the month, the Fund’s Series A, B and I Units were up 4.96%, 5.10% and 5.15%, respectively.  Returns were driven by a combination of U.S. dollar weakness and robust performance from energies and precious metals.  The U.S. dollar fell against major currencies, benefiting the Fund’s net short positioning, amid continued expectations that the U.S. Federal Reserve will keep interest rates low.  Long positions in oil and oil related products made gains at the start of the month as military action in Libya and the civil unrest in the wider region continued. Events on both sides of the Atlantic prompted investors to switch to safe haven assets.  Standard & Poor’s cut its outlook on U.S. sovereign debt from stable to negative, driving investors to precious metals, which rallied as a result.  Concerns about peripheral European debt boosted the prices of core European fixed income, resulting in losses from the Fund’s short positions in Euro Bund and Euribor.  Towards the end of the month a series of positive US earnings announcements and successful European government bond auctions helped increase risk appetite.  As a result the Fund made strong gains from risky assets despite a temporary mid-month energy price correction.  Performance from agricultural commodities was mixed.  Cotton futures fell amid uncertainty over demand, while the Fund made gains from its long position in coffee as the cost of Arabica rose to a 34-year high following increased demand from developing countries.

May

For the month, the Fund’s Series A, B and I Units were down 7.89%, 7.77% and 7.72%, respectively.  The Fund finished lower this month with losses from energy, foreign exchange, metals, equity indices and agricultural commodities offsetting profits from interest rate instruments.  An abrupt sell-off in physical commodities early in the month sent energy and precious metals prices sharply lower.  The most significant losses in these sectors came from long positions in light crude, Brent crude, silver and aluminum.  Reports that Greece was considering leaving the euro zone sparked a flight to safety that drove global indices lower and interest rate instruments and the U.S. dollar sharply higher.  While the market moves were profitable for the Fund’s long positions in interest rate instruments, they went against the Fund’s long positions in global indices and several foreign currencies which generated losses.  In agricultural commodities, losses were mostly in coffee, corn and sugar.

June

For the month, the Fund’s Series A, B and I Units were down 3.59%, 3.44% and 3.37%, respectively.  The Fund finished lower this month with losses in equity indices, energy, agricultural commodities, metals and currencies offsetting profits from interest rate instruments.  The markets were relatively quiet during the month, although concerns over Greece’s debt and the end of the Federal Reserve’s quantitative easing program weighed heavily in the news.  A modest flight to quality sent equity prices lower and interest rate instruments higher for the second month in a row.  While the rise in interest rate instrument prices benefited the Fund, the fall in equity prices went against the Fund’s long positions.  Over the past several weeks, the Fund’s trading advisors reduced their long equity positions, reducing the impact. In commodities, improved supply coupled with weaker confidence in the global economy sent prices lower.  The decline in commodity prices was led by a drop in energy prices and agricultural commodities, both of which went against the Fund’s long positions.

2010

January

The Fund’s Series A, B and I Units were down 3.61%, 3.49% and 3.44%, respectively, for the month of January 2010.  After positive performance in the first two weeks of the year, a reversal in investor risk appetite resulted in a loss for the calendar month.  The change in sentiment was driven, in part, by disappointing earnings announcements and fears over potential monetary tightening in China as the People’s Bank of China increased banks’ reserve requirements and introduced measures aimed at curbing lending.  As a result, the Fund’s long positions in stock indices and the net short exposure to the U.S. dollar saw losses.  Long positions in fixed income markets benefited from the move toward risk aversion, some UK data and comments by both the Bank of England and the ECB.  In addition, the strengthening U.S. dollar and poorer growth outlook also resulted in many commodities markets selling off. This was particularly detrimental to the Fund’s long positioning in the oil complex and industrial metals.  Oil prices faced additional downward pressure due to an increase in inventories and milder weather in the U.S.  In agriculturals, gains on the long exposure to sugar markets, whose price rallied due to supply concerns, more than offset losses on long positions in the soy complex and cotton.

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

The Fund invests in U.S. Treasury securities, U.S. and foreign government sponsored enterprise notes, certificates of deposit, commercial paper and corporate notes.  Should an issuing entity default on its obligation to the Fund and such entity is not backed by the full faith and credit of the U.S. government, the Fund bears the risk of loss of the amount expected to be received.  The Fund minimizes this risk by only investing in securities and certificates of deposit of firms with high quality debt ratings.

Significant Accounting Estimates

A summary of the Fund’s significant accounting policies are included in Note 1 to the Financial Statements.

The Fund’s most significant accounting policy is the valuation of its assets invested in U.S. and foreign futures and forward currency contracts, and fixed-income investments.  The majority of the Fund’s futures contracts are exchange-traded, with the fair value of these contracts based on exchange settlement prices.  The fair values of non-exchange-traded contracts, such as forward currency contracts, are based on third-party quoted dealer values on the interbank market.  The fair value of money market funds is based quoted market prices for identical shares.  U.S. Treasury securities, which are stated at fair value based on quoted market prices for identical assets in an active market.  Notes of U.S. and foreign government sponsored enterprises, as well as certificates of deposit commercial paper and corporate notes, are stated at fair value based on quoted market prices for similar assets in an active market.  Given the valuation sources, there is little judgment or uncertainty involved in the valuation of these assets, and it is unlikely that materially different amounts would be reported under different valuation methodologies or assumptions.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4: Controls and Procedures

The General Partner of the Fund, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at June 30, 2011 (the “Evaluation Date”).  Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

There has been no change in internal control over financial reporting that occurred during the six months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Part II:  Other Information

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the six months ended June 30, 2011.  Under the Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit.  Redemptions of Units during the three months ended June 30, 2011 were as follows:

	Apr	May	Jun	Total
A Units
Units redeemed	5,019.9353	207.7281	1,001.7016	6,229.3650
Average net asset value per Unit	$100.75	$92.81	$89.48	$98.67

B Units
Units redeemed	180.6506	636.8031	1,142.5626	1,960.0163
Average net asset value per Unit	$110.88	$102.27	$98.76	$101.02

I Units
Units redeemed	2,379.2288	1,586.0001	1,519.6982	5,484.9271
Average net asset value per Unit	$127.94	$118.06	$114.08	$121.24

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None.

Item 6.  Exhibits

The following exhibits are filed herewith or incorporated by reference.

Description of Exhibit

Exhibit No.

1.1(c)	Form of Selling Agreement

4.4(g)	Form of Fourth Amended and Restated Limited Partnership Agreement of the Registrant

10.1(c)	Form of Amended and Restated Advisory Agreement between the Fund and the Trading Advisor

10.1.1(d)	Form of Second Amended and Restated Advisory Agreement between the Fund and the Trading Advisor

10.2(a)	Form of Commodity Brokerage Agreement between the Fund and Newedge

10.3(b)	Form of Corporate Cash Management Account Agreement between the Fund and UBS

10.4(g)	Form of Subscription Agreement

10.5(f)	Third Amended and Restated Trading Advisory Agreement with Aspect Capital Ltd.

10.6(f)	Trading Advisory Agreement with Estlander & Partners Ltd.

10.7(f)	Trading Advisory Agreement with Blackwater Capital Management, L.L.C.

31.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (SEC File No.: 333- 148049) on April 8, 2008 and incorporated herein by reference.

(b)	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (SEC File No.: 333-148049) on February 14, 2008 and incorporated herein by reference.

(c)	Previously filed as an exhibit to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 (SEC File No.: 333-148049) on May 23, 2008 and incorporated herein by reference.

(d)	Previously filed as an exhibit to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-1 (SEC File No.: 333-148049) on August 7, 2008 and incorporated herein by reference.

(e)	Previously filed as an exhibit to the Form 10-K filed on March 31, 2009 and incorporated herein by reference.

(f)	Previously filed as an exhibit to Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 (SEC File No.: 333-148049) on April 19, 2011 and incorporated herein by reference.

(g)	Previously filed as an exhibit to the Registration Statement on Form S-1 (SEC File No.: 333-175052) on June 21, 2011 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the U.S. Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2011	SENECA GLOBAL FUND, L.P.

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

	By:	/s/ Carl A. Serger
	Name:	Carl A. Serger
	Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)