Form 10-Q
period 2011-09-30
SENECA GLOBAL FUND, L.P.
filed 2011-11-14
CIK 1414581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes  ☐    No ☒

PART I:  FINANCIAL INFORMATION
Item 1.  Financial Statements

Seneca Global Fund, L.P.
Statements of Financial Condition
September 30, 2011 (Unaudited) and December 31, 2010 (Audited)

	September 30, 2011	December 31, 2010
Assets
Equity in broker trading accounts
Cash	$23,808,544	$15,060,123
Net unrealized gain on open futures contracts	3,859,647	2,154,522
Net unrealized gain on open forward currency contracts	31,087	977,320
Interest receivable	2,423	1,563
Total equity in broker trading accounts	27,701,701	18,193,528
Cash and cash equivalents	2,755,762	38,989,573
Investments in securities, at fair value (cost: $37,767,521)	37,407,006	—
Certificates of deposit, at fair value (cost: $5,281,763)	5,217,428	—
Total assets	$73,081,897	$57,183,101

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$114,941	$311,768
Trading Advisor incentive fees payable	893,860	582,381
Commissions and other trading fees payable on open contracts	8,608	2,995
General Partner management fee payable	88,041	49,337
Selling Agent fees payable – General Partner	41,862	27,143
Administrative expenses payable – General Partner	56,361	42,727
Offering expenses payable – General Partner	44,020	33,639
Broker dealer custodial fee payable – General Partner	6,822	6,174
Broker dealer servicing fee payable – General Partner	4,131	2,675
Cash manager fees payable	18,233	—
Redemptions payable	415,383	35,507
Subscriptions received in advance	1,332,418	2,536,859
Total liabilities	3,024,680	3,631,205
Partners’ Capital (Net Asset Value)
General Partner Units – 5,639.9918 and 4,806.7772 units outstanding at September 30, 2011 and December 31, 2010	754,634	609,812
Series A Units – 250,099.1834 and 165,574.3151 units outstanding at September 30, 2011 and December 31, 2010, respectively	24,658,065	15,995,450
Series B Units – 141,298.0363 and 126,655.8355 units outstanding at September 30, 2011 and December 31, 2010, respectively	15,443,711	13,396,321
Series I Units – 231,024.1305 and 193,350.1543 units outstanding at September 30, 2011 and December 31, 2010, respectively	29,200,807	23,550,313
Total partners’ capital (net asset value)	70,057,217	53,551,896
Total liabilities and partners’ capital (net asset value)	$73,081,897	$57,183,101

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.
Condensed Schedule of Investments
September 30, 2011
(Unaudited)

		Description			Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Treasury Securities
Face Value	Maturity Dates	Name	Yield	1
$150,000	10/6/11	U.S. Treasury Bill		0.14%	$150,000	0.21%
450,000	3/8/12	U.S. Treasury Bill		0.20%	449,893	0.64%
450,000	12/31/11	U.S. Treasury Note		1.00%	452,178	0.65%
675,000	6/15/12	U.S. Treasury Note		1.88%	686,867	0.98%
200,000	7/31/12	U.S. Treasury Note		4.63%	208,902	0.30%
450,000	9/30/12	U.S. Treasury Note		0.38%	450,902	0.64%
450,000	10/31/12	U.S. Treasury Note		3.88%	475,087	0.68%
300,000	11/30/12	U.S. Treasury Note		0.50%	301,582	0.43%
300,000	2/15/13	U.S. Treasury Note		1.38%	305,179	0.44%
Total U.S. Treasury securities (cost: $3,484,456)					3,480,590	4.97%

U.S. Government Sponsored Enterprise Notes
Face Value	Maturity Dates	Name	Yield	1
$250,000	4/2/12	Federal Home Loan Bank		0.17%	250,056	0.36%
250,000	6/20/12	Federal Home Loan Bank		1.88%	254,175	0.36%
250,000	6/27/12	Federal Home Loan Bank		0.25%	250,126	0.36%
250,000	7/24/12	Federal Home Loan Bank		0.35%	250,025	0.36%
300,000	7/25/12	Federal Home Loan Bank		0.25%	300,190	0.43%
250,000	8/10/12	Federal Home Loan Bank		0.35%	250,179	0.36%
600,000	8/22/12	Federal Home Loan Bank		1.75%	608,938	0.87%
200,000	1/16/13	Federal Home Loan Bank		1.50%	203,569	0.29%
250,000	7/10/12	Federal Home Loan Mortgage Corp.		0.18%	249,825	0.36%
250,000	9/23/13	Federal Home Loan Mortgage Corp.		0.55%	249,649	0.36%
250,000	9/30/13	Federal Home Loan Mortgage Corp.		0.55%	249,745	0.36%
400,000	5/18/12	Federal National Mortgage Assoc.		4.88%	417,940	0.60%
250,000	7/16/12	Federal National Mortgage Assoc.		0.18%	249,821	0.36%
200,000	7/30/12	Federal National Mortgage Assoc.		1.13%	201,773	0.29%
500,000	10/30/12	Federal National Mortgage Assoc.		0.50%	502,470	0.72%
Total U.S. government sponsored enterprise notes (cost: $4,503,840)					4,488,481	6.44%

Foreign Government Sponsored Enterprise Notes
Face Value	Maturity Dates	Name	Yield	1
$200,000	1/23/12	African Development Bank		1.88%	201,587	0.29%
200,000	3/21/12	European Investment Bank		4.63%	204,187	0.29%
250,000	6/11/12	Societe de Financement de l'Economie Fr.		2.25%	254,525	0.36%
Total foreign government sponsored enterprise notes (cost: $667,015)					660,299	0.94%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.
Condensed Schedule of Investments (continued)
September 30, 2011
(Unaudited)

		Description			Fair Value	% of Partners' Capital (Net Asset Value)
Commercial Paper
Face Value	Maturity Dates	Name	Yield	1
U.S. Banks
$150,000	10/12/11	Credit Suisse (USA), Inc.		0.19%	$149,991	0.21%
150,000	3/19/12	The Goldman Sachs Group, Inc.		0.55%	149,610	0.21%
150,000	10/17/11	UBS Finance (Delaware) LLC		0.24%	149,983	0.21%
150,000	10/5/11	Union Bank, National Association		0.18%	149,997	0.21%

Foreign Banks
$150,000	12/13/11	The Bank of Nova Scotia		0.29%	149,913	0.21%
150,000	11/21/11	The Bank of Tokyo-Mitsubishi UFJ, Ltd.		0.24%	149,949	0.21%

U.S. Charity
$165,000	10/3/11	The Salvation Army		0.15%	164,999	0.24%

Foreign Consumer Products
$250,000	1/4/12	Reckitt Benckiser Treasury Services PLC		0.30%	249,802	0.36%

U.S. Diversified Financial Services
$150,000	10/12/11	General Electric Capital Corporation		0.14%	149,994	0.21%
150,000	10/24/11	ING (U.S.) Funding LLC		0.20%	149,981	0.21%
150,000	11/8/11	Metlife Funding, Inc.		0.10%	149,984	0.21%
150,000	10/14/11	Nordea Inv. Mgmt. North America, Inc.		0.20%	149,989	0.21%
150,000	10/7/11	PACCAR Financial Corp.		0.15%	149,996	0.21%
150,000	10/6/11	Rabobank Nederland		0.16%	149,997	0.21%
150,000	11/4/11	Toyota Motor Credit Corporation		0.16%	149,977	0.21%
150,000	11/23/11	UOB Funding LLC		0.26%	149,938	0.21%

Foreign Diversified Financial Services
$250,000	11/8/11	Macquarie Bank Limited		0.42%	249,912	0.36%

U.S. Electric Utility
$270,000	10/3/11	NextEra Energy Capital Holdings, Inc.		0.35%	269,995	0.39%
300,000	10/20/11	Oglethorpe Power Corporation		0.13%	299,979	0.43%

Foreign Electric Utility
$250,000	10/20/11	GDF Suez		0.19%	249,975	0.36%

U.S. Manufacturing
$250,000	10/25/11	BMW US Capital, LLC		0.32%	249,947	0.36%
250,000	10/11/11	Harsco Corporation		0.33%	249,977	0.36%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.
Condensed Schedule of Investments (continued)
September 30, 2011
(Unaudited)
		Description			Fair Value	% of Partners' Capital (Net Asset Value)
Commercial Paper (continued)
Face Value	Maturity Dates	Name	Yield	1
Foreign Oil and Gas
$150,000	11/3/11	Shell International Finance B.V.		0.08%	$149,994	0.21%
Total commercial paper (cost: $4,232,689)					4,233,879	6.01%

Corporate Notes
Face Value	Maturity Dates	Name	Yield	1
U.S. Aerospace
$225,000	11/20/12	Boeing Company		1.88%	228,813	0.33%
200,000	4/1/12	McDonnell Douglas Corporation		9.75%	218,768	0.31%

U.S. Agriculture
$200,000	8/13/12	Archer-Daniels-Midland Company		0.45%	200,417	0.29%

U.S. Apparel
$75,000	8/23/13	V.F. Corporation		1.06%	75,159	0.11%

U.S. Banks
$450,000	1/30/14	Bank of America Corporation		1.67%	408,938	0.58%
200,000	7/27/12	BB&T Corporation		3.85%	205,906	0.29%
450,000	4/1/14	Citigroup Inc.		1.18%	432,128	0.62%
200,000	7/2/12	Credit Suisse AG		3.45%	204,602	0.29%
450,000	1/14/14	Credit Suisse AG		1.21%	442,720	0.63%
250,000	10/30/12	GMAC Inc.		1.75%	255,719	0.37%
300,000	12/19/12	GMAC Inc.		2.20%	308,489	0.44%
450,000	5/2/14	JPMorgan Chase & Co.		1.10%	443,397	0.63%
225,000	4/29/13	Morgan Stanley		1.23%	213,109	0.30%
450,000	1/9/14	Morgan Stanley		0.55%	408,510	0.58%
150,000	1/15/12	The Goldman Sachs Group, Inc.		6.60%	154,245	0.22%
505,000	2/7/14	The Goldman Sachs Group, Inc.		1.27%	484,881	0.69%
200,000	1/31/13	Wells Fargo & Company		4.38%	209,006	0.30%
200,000	10/19/11	U.S. Central Federal Credit Union		0.25%	200,116	0.29%

Foreign Banks
$200,000	12/21/12	ANZ National (Int'l) Limited		2.38%	202,487	0.29%
450,000	1/10/14	BNP Paribas		1.15%	420,883	0.60%
250,000	6/29/12	Commonwealth Bank of Australia		0.57%	249,894	0.36%
100,000	8/3/12	HSBC Bank PLC		0.71%	100,134	0.14%
250,000	1/18/13	HSBC Bank PLC		0.65%	250,108	0.36%
300,000	1/13/12	ING Bank N.V.		0.88%	300,518	0.43%
250,000	6/17/13	KfW Bankengruppe		0.24%	249,889	0.36%
200,000	6/15/12	National Australia Bank Limited		0.55%	200,243	0.29%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.
Condensed Schedule of Investments (continued)
September 30, 2011
(Unaudited)

		Description			Fair Value	% of Partners' Capital (Net Asset Value)
Corporate Notes (continued)
Face Value	Maturity Dates	Name	Yield	1
Foreign Banks (continued)
$225,000	4/11/14	National Australia Bank Limited		0.97%	$224,768	0.32%
300,000	2/4/13	Rabobank Nederland		0.41%	300,171	0.43%
300,000	12/12/12	Royal Bank of Canada		0.49%	300,247	0.43%
200,000	5/11/12	The Royal Bank of Scotland Public Ltd		2.63%	204,568	0.29%
270,000	7/26/13	The Toronto-Dominion Bank		0.43%	270,145	0.39%
100,000	12/14/12	Westpac Banking Corporation		1.90%	102,213	0.15%
250,000	3/31/14	Westpac Banking Corporation		1.10%	250,805	0.36%

U.S. Beverages
$450,000	7/14/14	Anheuser-Busch InBev Worldwide Inc.		0.61%	450,714	0.64%
100,000	3/1/12	Coca-Cola Refreshments USA, Inc.		3.75%	101,530	0.14%
300,000	8/15/13	Coca-Cola Refreshments USA, Inc.		5.00%	324,409	0.46%

U.S. Chemicals
$200,000	11/15/12	Praxair, Inc.		1.75%	203,776	0.29%

U.S. Computers
$450,000	4/1/14	Dell Inc.		0.85%	452,413	0.65%
200,000	3/1/12	Hewlett-Packard Company		0.44%	199,753	0.29%
225,000	5/30/14	Hewlett-Packard Company		0.72%	218,779	0.31%
100,000	9/19/14	Hewlett-Packard Company		1.90%	100,441	0.14%
550,000	10/15/13	International Business Machines Corporation		6.50%	627,597	0.90%

U.S. Consumer Products
$150,000	2/15/12	Kimberly-Clark Corporation		5.63%	153,729	0.22%
200,000	11/14/12	The Procter & Gamble Company		0.33%	200,467	0.29%
250,000	8/15/14	The Procter & Gamble Company		0.70%	250,733	0.36%

U.S. Diversified Financial Services
$250,000	6/29/12	American Honda Finance Corporation		0.47%	249,935	0.36%
200,000	5/24/13	BlackRock, Inc.		0.61%	199,967	0.29%
200,000	4/5/13	Caterpillar Financial Services Corporation		2.00%	204,465	0.29%
45,000	4/1/14	Caterpillar Financial Services Corporation		0.54%	45,140	0.06%
250,000	10/22/12	Citigroup Funding Inc.		1.88%	256,020	0.37%
100,000	6/15/12	General Electric Capital Corporation		6.00%	105,473	0.15%
200,000	12/28/12	General Electric Capital Corporation		2.63%	207,003	0.30%
200,000	1/8/13	General Electric Capital Corporation		2.80%	204,734	0.29%
450,000	1/15/14	HSBC Finance Corporation		0.50%	424,825	0.61%
200,000	3/15/12	John Deere Capital Corporation		7.00%	206,444	0.29%
225,000	10/1/12	John Deere Capital Corporation		5.25%	241,031	0.34%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.
Condensed Schedule of Investments (continued)
September 30, 2011
(Unaudited)

		Description			Fair Value	% of Partners' Capital (Net Asset Value)
Corporate Notes (continued)
Face Value	Maturity Dates	Name	Yield	1
U.S. Diversified Financial Services (continued)
$300,000	7/16/12	Massmutual Global Funding II		3.63%	$308,540	0.44%
200,000	4/5/13	PACCAR Financial Corp.		0.67%	200,571	0.29%
200,000	2/15/12	Principal Life Global Funding I		6.25%	205,325	0.29%
225,000	4/14/14	SSIF Nevada, Limited Partnership		0.95%	225,462	0.32%

U.S. Electric Utility
$450,000	1/15/12	Duke Energy Carolinas, LLC		6.25%	462,589	0.66%

U.S. Healthcare
$110,000	3/1/14	Roche Holdings, Inc.		5.00%	253,842	0.36%

U.S. Insurance
$200,000	2/11/13	Berkshire Hathaway Inc.		0.71%	200,579	0.29%
100,000	1/10/14	Berkshire Hathaway Inc.		0.58%	99,770	0.14%
115,000	5/30/12	Jackson National Life Global Funding		6.13%	120,966	0.17%
250,000	4/4/14	MetLife Institutional Funding II		1.15%	250,393	0.36%
200,000	11/9/11	Metropolitan Life Global Funding I		5.13%	204,859	0.29%
200,000	9/17/12	Metropolitan Life Global Funding I		2.88%	203,394	0.29%
200,000	8/22/12	New York Life Global Funding		0.35%	200,087	0.29%
200,000	12/14/12	New York Life Global Funding		2.25%	203,875	0.29%
200,000	6/25/12	Pricoa Global Funding I		4.63%	207,579	0.30%

U.S. Manufacturing
$200,000	9/15/12	Cargill, Incorporated		5.60%	209,160	0.30%
435,000	6/21/13	Danaher Corporation		0.60%	435,922	0.62%
125,000	11/1/11	Emerson Electric Co.		5.75%	128,453	0.18%

U.S. Media
$300,000	3/1/12	The Walt Disney Company		6.38%	308,444	0.44%

U.S. Oil and Gas
$200,000	11/1/11	Consolidated Natural Gas Company		6.25%	205,998	0.29%
225,000	10/15/12	ConocoPhillips		4.75%	238,768	0.34%
225,000	12/13/13	Occidental Petroleum Corporation		1.45%	228,639	0.33%

Foreign Oil and Gas
$425,000	3/10/12	BP Capital Markets P.L.C.		3.13%	429,710	0.61%
225,000	3/25/13	Shell International Finance B.V.		1.88%	229,699	0.33%
134,000	6/22/12	Shell International Finance B.V.		0.71%	134,378	0.19%
250,000	5/13/13	Total Capital Canada Ltd.		0.38%	250,245	0.36%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.
Condensed Schedule of Investments (continued)
September 30, 2011
(Unaudited)

		Description			Fair Value	% of Partners' Capital (Net Asset Value)
Corporate Notes (continued)
Face Value	Maturity Dates	Name	Yield	1
U.S. Pharmaceutical
$225,000	2/10/14	Novartis Capital Corporation		4.13%	$243,265	0.35%
150,000	3/15/13	Pfizer Inc.		5.50%	160,675	0.23%

Foreign Pharmaceutical
$550,000	3/28/13	Sanofi		0.56%	550,767	0.79%
210,000	3/28/14	Sanofi		0.67%	209,516	0.30%
450,000	3/21/14	Teva Pharmaceutical Finance III BV		0.85%	449,739	0.64%

U.S. Retail
$250,000	3/15/12	Costco Wholesale Corporation		5.30%	255,936	0.37%
425,000	7/18/14	Target Corporation		0.42%	423,827	0.60%
225,000	4/15/14	Wal-Mart Stores, Inc.		1.63%	231,485	0.33%

U.S. Semiconductor
$200,000	5/15/13	Texas Instruments Incorporated		0.47%	200,124	0.29%

U.S. Steel
$100,000	12/1/12	Nucor Corporation		5.00%	106,365	0.15%

U.S. Telecommunications
$110,000	3/14/14	Cisco Systems, Inc.		0.59%	109,221	0.16%
435,000	5/1/12	New Cingular Wireless Services, Inc.		8.13%	467,289	0.67%
270,000	3/28/14	Verizon Communications, Inc.		0.97%	270,791	0.39%
180,000	6/15/12	Verizon Global Funding Corp.		6.88%	190,937	0.27%

Foreign Telecommunications
$175,000	2/27/12	Vodafone Group Public Limited Company		0.60%	175,199	0.25%

Total corporate notes (cost: $24,879,521)					24,543,757	35.07%

Total investment in securities (cost: $37,767,521)					$37,407,006	53.43%

Certificates of Deposit
Face Value	Maturity Dates	Name	Yield	1
Foreign Government Sponsored Enterprise
$250,000	5/25/12	Caisse Amortissement de la Dette Socia		0.26%	$249,416	0.36%

U.S. Bank
$250,000	3/1/13	PNC Bank, National Association		0.43%	249,235	0.36%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.
Condensed Schedule of Investments (continued)
September 30, 2011
(Unaudited)

		Description			Fair Value	% of Partners' Capital (Net Asset Value)
Certificates of Deposit (continued)
Face Value	Maturity Dates	Name	Yield	1
Foreign Banks
$300,000	10/20/11	Credit Industriel et Commercial		0.44%	$300,634	0.43%
200,000	12/1/11	Credit Suisse Group AG		0.63%	200,215	0.29%
250,000	4/4/12	Deutsche Bank Aktiengesellschaft		0.45%	250,234	0.36%
200,000	11/13/12	Nordea Bank Finland Abp		0.49%	200,037	0.29%
300,000	10/21/11	Svenska Handelsbanken AB (publ)		0.29%	300,406	0.43%
250,000	1/17/12	The Bank of Nova Scotia		0.32%	250,357	0.36%
200,000	6/11/12	The Bank of Nova Scotia		0.54%	200,445	0.29%
250,000	1/17/12	The Bank of Tokyo-Mitsubishi UFJ, Ltd.		0.36%	250,175	0.36%
250,000	11/16/11	The Norinchukin Bank		0.32%	250,096	0.36%
300,000	4/25/12	UBS AG		0.55%	300,648	0.43%
250,000	5/3/12	Westpac Banking Corporation		0.40%	250,264	0.36%

Yankee Dollars, Foreign Banks and Diversified Financial Services
$450,000	3/17/14	Commonwealth Bank of Australia		1.08%	447,507	0.64%
225,000	4/14/14	Danske Bank A/S		1.30%	214,213	0.31%
450,000	3/15/13	ING Bank N.V.		1.40%	447,218	0.64%
450,000	4/11/14	Societe Generale		1.30%	404,177	0.58%
450,000	4/1/14	Volkswagen International Finance N.V.		0.86%	452,151	0.65%
Total certificates of deposit (cost: $5,281,763)					$5,217,428	7.50%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.
Condensed Schedule of Investments (continued)
September 30, 2011
(Unaudited)

Description	Fair Value	% of Partners' Capital (Net Asset Value)
Long U.S. Futures Contracts
Agricultural	$(128,809)	(0.18)%
Currency	(101,669)	(0.15)%
Interest rate	278,936	0.40%
Metal
LME Copper (35 contracts, Oct 2011 - Dec 2011)	(1,710,229)	(2.44)%
Other 2	(560,963)	(0.80)%
Stock index	(134,410)	(0.19)%
Net unrealized loss on open long U.S. futures contracts	(2,357,144)	(3.36)%

Short U.S. Futures Contracts
Agricultural	671,273	0.96%
Currency 2	1,053,803	1.50%
Energy	464,930	0.66%
Interest rate	(150)	0.00%
Metal
LME Copper (49 contracts, Oct 2011 - Dec 2011)	2,290,850	3.27%
Other 2	1,113,009	1.59%
Stock index	59,293	0.08%
Net unrealized gain on open short U.S. futures contracts	5,653,008	8.06%

Total U.S. futures contracts - net unrealized gain on open U.S. futures contracts	3,295,864	4.70%

Long Foreign Futures Contracts
Interest rate	125,926	0.18%
Net unrealized gain on open long foreign futures contracts	125,926	0.18%

Short Foreign Futures Contracts
Agricultural	34,659	0.05%
Currency	332,543	0.47%
Stock index	70,655	0.10%
Net unrealized gain on open short foreign futures contracts	437,857	0.62%

Total foreign futures contracts - net unrealized gain on open foreign futures contracts	563,783	0.80%

Net unrealized gain on open futures contracts	$3,859,647	5.50%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.
Condensed Schedule of Investments (continued)
September 30, 2011
(Unaudited)

Description	Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Forward Currency Contracts
Long	$(71,156)	(0.10)%
Short	78,137	0.11%
Net unrealized gain on open U.S. forward currency contracts	6,981	0.01%

Foreign Forward Currency Contracts
Long	89,254	0.13%
Short	(65,148)	(0.09)%
Net unrealized gain on open foreign forward currency contracts	24,106	0.04%

Net unrealized gain on open forward currency contracts	$31,087	0.05%

1 Represents the annualized yield at date of purchase for discount securities, the stated coupon rate for coupon-bearing securities, or the stated interest rate for certificates of deposit.

2 No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value).  Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.
Condensed Schedule of Investments
December 31, 2010
(Audited)

Description	Fair Value	% of Partners' Capital (Net Asset Value)
Long U.S. Futures Contracts
Agricultural 1	$904,521	1.69%
Currency	1,675	0.00%
Energy	288,899	0.54%
Interest rate	(35,509)	(0.07)%
Metal 1	997,430	1.86%
Stock index	134,266	0.25%
Net unrealized gain on open long U.S. futures contracts Stock index	2,291,282	4.27%

Short U.S. Futures Contracts
Agricultural	(9,000)	(0.02)%
Energy	(85,500)	(0.16)%
Interest rate	(7,391)	(0.01)%
Metal	(65,245)	(0.12)%
Net unrealized loss on open short U.S. futures contracts	(167,136)	(0.31)%

Total U.S. futures contracts - net unrealized gain on open U.S. futures contracts	2,124,146	3.96%

Long Foreign Futures Contracts
Agricultural	20,842	0.04%
Interest rate	41,176	0.08%
Stock index	3,896	0.01%
Net unrealized gain on open long foreign futures contracts	65,914	0.13%

Short Foreign Futures Contracts
Interest rate	(50,122)	(0.09)%
Stock index	14,584	0.03%
Net unrealized loss on open short foreign futures contracts	(35,538)	(0.06)%

Total foreign futures contracts - net unrealized gain on open foreign futures contracts	30,376	0.07%

Net unrealized gain on open futures contracts	$2,154,522	4.03%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.
Condensed Schedule of Investments (continued)
December 31, 2010
(Audited)

Description	Fair Value	% of Partners' Capital (Net Asset Value)

U.S. Forward Currency Contracts
Long	$369,809	0.69%
Short	(138,598)	(0.26)%
Net unrealized gain on open U.S. forward currency contracts	231,211	0.43%

Foreign Forward Currency Contracts
Long	(56,626)	(0.11)%
Short 1	802,735	1.50%
Net unrealized gain on open foreign forward currency contracts	746,109	1.39%

Net unrealized gain on open forward currency contracts	$977,320	1.82%

1 No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.
Statements of Operations
For the Three and Nine Months Ended September 30, 2011 and 2010
 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Trading Gain from Futures and Forwards trading
Net realized gain	$4,666,374	$2,131,124	$5,659,134	$2,391,187
Net change in unrealized gain	3,892,871	1,663,288	758,892	3,099,872
Brokerage commissions and trading expenses	(42,253)	(28,198)	(120,583)	(72,413)
Net gain from futures and forwards trading	8,516,992	3,766,214	6,297,443	5,418,646

Net Investment Loss
Income (loss)
Interest income	161,286	38,184	310,930	78,081
Net realized and change in unrealized gain (loss) on securities and certificates of deposit	(369,570)	—	(455,796)	3,156
Total income (loss)	(208,284)	38,184	(144,866)	81,237
Expenses
Trading Advisor management fees	231,307	266,201	839,223	699,609
Trading Advisor incentive fees	893,861	35,895	1,165,512	35,895
General Partner management fee	246,510	120,720	605,852	316,927
Selling Agent fees	116,117	66,891	307,488	177,970
Broker dealer servicing fee – General Partner	11,534	6,595	30,685	17,910
Broker dealer custodial fee – General Partner	19,633	15,838	57,105	45,184
Cash manager fees	13,826	—	31,369	—
Administrative expenses – General Partner	260,518	105,370	854,820	448,922
Offering expenses – General Partner	195,664	167,525	501,023	319,793
Total expenses	1,988,970	785,035	4,393,077	2,062,210
Administrative and offering expenses waived	(175,062)	(85,217)	(576,074)	(275,700)
Net total expenses	1,813,908	699,818	3,817,003	1,786,510
Net investment loss	(2,022,192)	(661,634)	(3,961,869)	(1,705,273)
Net Income	$6,494,800	$3,104,580	$2,335,574	$3,713,373

	Series A	Series B	Series I	General Partner
Three Months Ended September 30, 2011
Increase in net asset value per unit	$9.11	$10.54	$12.32	$13.78
Net income per unit*	$9.39	$10.67	$12.60	$14.31
Weighted average number of units outstanding	233,227.3112	138,375.6339	218,388.6612	5,431.6882

Three Months Ended September 30, 2010
Increase in net asset value per unit	$5.89	$6.79	$7.97	$8.79
Net income per unit*	$6.20	$6.98	$8.48	$8.79
Weighted average number of units outstanding	144,063.6227	116,661.4714	160,693.2039	4,011.5691
  *Based on weighted average number of units outstanding during the period.

	Series A	Series B	Series I	General Partner
Nine Months Ended September 30, 2011
Increase in net asset value per Unit	$1.98	$3.53	$4.60	$6.93
Net income per Unit*	$3.15	$3.82	$5.38	$8.86
Weighted average number of Units outstanding	207,190.4587	134,443.9413	208,985.0130	5,056.7416

Nine Months Ended September 30, 2010
Increase in net asset value per Unit	$6.95	$8.66	$10.44	$12.35
Net income per Unit*	$7.78	$9.19	$11.63	$12.35
Weighted average number of Units outstanding	131,929.3558	113,427.5809	137,059.2882	4,011.5691
  *Based on weighted average number of units outstanding during the period.

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.
Statements of Cash Flows
For the Nine Months Ended September 30, 2011 and 2010
 (Unaudited)

	2011	2010
Cash flows from operating activities
Net income	$2,335,574	$3,713,373
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net change in unrealized gain from futures and forwards trading	(758,892)	(3,099,872)
Purchases of securities and certificates of deposit	(64,333,905)	—
Proceeds from disposition of securities and certificates of deposit	21,253,675	2,021,939
Net realized and change in unrealized (gain) loss on securities and certificates of deposit	455,796	(3,156)
Changes in
Interest receivable	(860)	(930)
Trading Advisor management fees payable	(196,827)	77,159
Trading Advisor incentive fees payable	311,479	35,895
Commissions and other trading expenses payable on open contracts	5,613	7,639
General Partner management fee payable	38,704	14,889
Selling Agent fees payable – General Partner	14,719	7,977
Administrative expenses payable – General Partner	13,634	(38,883)
Offering expenses payable – General Partner	10,381	10,152
Broker dealer custodial fee payable – General Partner	648	1,184
Broker dealer servicing fee payable – General Partner	1,456	659
Cash manager fee payable	18,233	—
Net cash provided by (used in) operating activities	(40,830,572)	2,748,025

Cash flows from financing activities
Subscriptions	15,026,231	13,344,785
Subscriptions received in advance	1,332,418	1,693,569
Redemptions	(3,013,467)	(2,838,891)
Net cash provided by financing activities	13,345,182	12,199,463

Net increase (decrease) in cash and cash equivalents	(27,485,390)	14,947,488
Cash and cash equivalents, beginning of period	54,049,696	32,081,573
Cash and cash equivalents, end of period	$26,564,306	$47,029,061

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$23,808,544	$14,927,451
Cash and cash equivalents	2,755,762	32,101,610
Total end of period cash and cash equivalents	$26,564,306	$47,029,061

Supplemental disclosure of cash flow information
Prior period redemptions paid	$35,507	$189,947
Prior period subscriptions received in advance	$2,536,859	$1,957,075

Supplemental schedule of non-cash financing activities
Redemptions payable	$415,383	$58,720

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.
Statements of Changes in Partners’ Capital (Net Asset Value)
For the Nine Months Ended September 30, 2011 and 2010
 (Unaudited)

	Series A		Series B		Series I		General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Nine Months Ended September 30, 2011
Balance at December 31, 2010	165,574.3151	$15,995,450	126,655.8355	$13,396,321	193,350.1543	$23,550,313	4,806.7772	$609,812	$53,551,896
Net Income		652,697		512,933		1,125,122		44,822	2,335,574
Subscriptions	97,448.3713	9,272,415	20,329.6304	2,125,630	50,334.0505	6,065,045	833.2146	100,000	17,563,090
Redemptions	(11,955.1585)	(1,168,074)	(5,687.4296)	(591,173)	(13,425.3437)	(1,634,096)	—	—	(3,393,343)
Transfers	(968.3445)	(94,423)	—	—	765.2694	94,423	—	—	—
Balance at September 30, 2011	250,099.1834	$24,658,065	141,298.0363	$15,443,711	231,024.1305	$29,200,807	5,639.9918	$754,634	$70,057,217

Nine Months Ended September 30, 2010
Balance at December 31, 2009	110,813.7773	$9,492,784	104,085.6268	$9,610,394	112,253.4442	$11,863,406	4,011.5691	$434,130	$31,400,714
Net income		1,026,219		1,042,954		1,594,648		49,552	3,713,373
Subscriptions	45,874.2383	3,977,979	29,499.3266	2,743,501	78,537.6000	8,580,380	—	—	15,301,860
Redemptions	(2,721.8187)	(238,386)	(13,110.9112)	(1,230,161)	(11,669.6895)	(1,239,117)	—	—	(2,707,664)
	—	—	(146.0340)	(14,748)	127.0080	14,748	—	—	—
Balance at September 30, 2010	153,966.1969	$14,258,596	120,328.0082	$12,151,940	179,248.3627	$20,814,065	4,011.5691	$483,682	$47,708,283

	Net Asset Value Per Unit
	Series A	Series B	Series I	General Partner
September 30, 2011	$98.59	$109.30	$126.40	$133.80
December 31, 2010	96.61	105.77	121.80	126.87
September 30, 2010	92.61	100.99	116.12	120.57
December 31, 2009	85.66	92.33	105.68	108.22

Seneca Global Fund, L.P.
Notes to Financial Statements
(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Description of the Fund

Seneca Global Fund, L.P. (formerly, Aspect Global Diversified Fund LP) (“Fund”) is a Delaware limited partnership, which was formed in 2007.  The Fund operates as a commodity investment pool, and commenced investment operations on September 1, 2008.  The Fund issues units of limited partner interests (“Units”) in four series: Series A, Series B, Series C and Series I, which represent units of fractional undivided beneficial interest in and ownership of the Fund.

The Fund uses commodity trading advisors to engage in the speculative trading of futures contracts, forward currency contracts and other financial instruments traded in the United States (“U.S.”) and internationally.  The Fund does not currently use options or swaps as part of its trading system, but may employ them in the future.

Only Series A, B and I Units are offered by the fund.  Series A, B and I Units will be re-designated as Series C Units after the Fee Limit has been reached.  The Series C Units are identical to the other Units except that the Series C Units only incur the Trading Advisor management fee, Trading Advisor incentive fee, brokerage expenses, General Partner management fee and administrative expenses.  The Fee Limit is the total amount of selling agent commissions, broker dealer servicing fees paid to the selling agents, payments for wholesalers, payments for sales conferences, and other offering expenses that are items of compensation to Financial Industry Regulatory Authority (“FINRA”) members (but excluding among other items, the production and printing of prospectuses and related collateral material, as well as various legal and regulatory fees) paid by particular Series A, B or I Units when it is equal to 10.00% of the original purchase price paid by holders of those particular Units.

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

Under its Fourth Amended and Restated Limited Partnership Agreement (“Partnership Agreement”), the Fund’s business and affairs are managed and conducted by the Fund’s general partner, Steben & Company, Inc. (“General Partner”), a Maryland corporation.  The General Partner is registered with the CFTC as a commodity pool operator and a commodities introducing broker, and is registered with the SEC as an investment adviser and a broker dealer.  Additionally, the General Partner is a member of the NFA and FINRA.  The General Partner manages all aspects of the Fund’s business and serves as one of the Fund’s selling agents.

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

Level 1 –
Fair value is based on unadjusted quoted prices for identical instruments in active markets.  Financial instruments utilizing Level 1 inputs include futures contracts, money market funds and U.S. Treasury Securities.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy.  For the periods ended September 30, 2011 and December 31, 2010, there were no such transfers between levels.

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

Income Taxes
The Fund prepares calendar year U.S. and applicable state and local tax returns.  The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses.  The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year.  Management has determined there are no material uncertain income tax positions through September 30, 2011.  With few exceptions, the Fund is no longer subject to U.S. or state and local income tax examinations by tax authorities for years before 2008.

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

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At September 30, 2011
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$3,859,647	$—	$3,859,647
Net unrealized gain on open forward currency contracts*	—	31,087	31,087
Cash and cash equivalents:
Money market fund	1,098,087	—	1,098,087
Investments in securities:
U.S. Treasury securities*	3,480,590	—	3,480,590
U.S. government sponsored enterprise notes*	—	4,488,481	4,488,481
Foreign government sponsored enterprise notes*	—	660,299	660,299
Commercial paper*	—	4,233,879	4,233,879
Corporate notes*	—	24,543,757	24,543,757
Certificates of deposit*	—	5,217,428	5,217,428
Total	$8,438,324	$39,174,931	$47,613,255
*See the condensed schedule of investments for further description.

At December 31, 2010
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$2,154,522	$—	$2,154,522
Net unrealized gain on open forward currency contracts*	—	977,320	977,320
Cash and cash equivalents:
Money market fund	7,399	—	7,399
Total	$2,161,921	$977,320	$3,139,241
*See the condensed schedule of investments for further description.

There were no Level 3 holdings at September 30, 2011 and December 31, 2010 or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which were designated as hedging instruments. At September 30, 2011, the Fund’s derivative contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net
Net unrealized gain on open futures contracts
Agricultural	$746,149	$(169,026)	$577,123
Currency	1,386,346	(101,669)	1,284,677
Energy	467,840	(2,910)	464,930
Interest rate	752,805	(348,093)	404,712
Metal	3,404,704	(2,272,037)	1,132,667
Stock index	243,297	(247,759)	(4,462)
Net unrealized gain on open futures contracts	$7,001,141	$(3,141,494)	$3,859,647

Net unrealized gain on open forward currency contracts	$175,889	$(144,802)	$31,087

At September 30, 2011, there were 3,590 open futures contracts and 108 open forward currency contracts.

For the three and nine months ended September 30, 2011, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
Types of Exposure	Net realized gain	Net change in unrealized gain	Net realized gain	Net change in unrealized gain
Futures contracts
Agricultural	$(1,379,210)	$386,516	$(1,641,371)	$(339,240)
Currency	85,286	1,058,838	(1,209,941)	1,283,002
Energy	(1,353,838)	628,715	555,817	261,531
Interest rate	6,960,913	42,039	5,421,542	456,558
Metal	196,733	1,514,577	1,017,829	200,482
Stock index	867,122	110,182	(996,790)	(157,208)
Total futures contracts	$5,377,006	$3,740,867	$3,147,086	$1,705,125

Forward currency contracts	(539,312)	152,004	2,703,752	(946,233)

Total futures and forward currency contracts	$4,837,694	$3,892,871	$5,850,838	$758,892

For the three and nine months ended September 30, 2011, the number of futures contracts closed was 10,978 and 28,269, respectively, and the number of forward currency contracts closed was 1,280 and 5,580, respectively.

At December 31, 2010, the Fund’s derivative contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net
Net unrealized gain on open futures contracts
Agricultural	$931,812	$(15,449)	$916,363
Currency	1,675	—	1,675
Energy	308,149	(104,750)	203,399
Interest rate	92,261	(144,107)	(51,846)
Metal	999,158	(66,973)	932,185
Stock index	239,757	(87,011)	152,746
Net unrealized gain on open futures contracts	$2,572,812	$(418,290)	$2,154,522

Net unrealized gain on open forward currency contracts	$1,202,472	$(225,152)	$977,320

At December 31, 2010, there were 1,891 open futures contracts and 494 open forward currency contracts.

For the three and nine months ended September 30, 2010, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
Types of Exposure	Net realized gain	Net change in unrealized gain	Net realized gain	Net change in unrealized gain
Futures contracts
Agricultural	$(141,439)	$492,646	$(784,728)	$170,618
Currency	7,084	1,763	(23,409)	9,113
Energy	(474,606)	(459,498)	(1,465,203)	(410,582)
Interest rate	3,419,844	(477,358)	6,890,355	1,623,597
Metal	(292,049)	759,773	(1,339,110)	980,383
Stock index	(286,925)	(90,621)	(1,342,921)	(281,011)
Total futures contracts	2,231,909	226,705	1,934,984	2,092,118

Forward currency contracts	(80,637)	1,436,583	492,094	1,007,754

Total futures and forward currency contracts	$2,151,272	$1,663,288	$2,427,078	$3,099,872

For the three and nine months ended September 30, 2010, the number of futures contracts closed was 5,926 and 16,626, respectively, and the number of forward currency contracts closed was 2,002 and 4,988, respectively.

4.	General Partner

In accordance with the Partnership Agreement, the General Partner must maintain its interest in the capital of the Fund at no less than the greater of: (i) 1% of aggregate capital contributions to the Fund by all partners (including the General Partner’s contributions) or (ii) $25,000.  At September 30, 2011 and December 31, 2010, the General Partner had an investment of 5,639.9918 and 4,806.7772 units, respectively, valued at $754,634 and $609,812, respectively.  The General Partner shares in the profits and losses of the Fund in proportion to its respective ownership interest.

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

To meet margin requirements, the Fund deposits funds with its brokers, subject to CFTC regulations and various exchange and broker requirements.  The Fund earns interest income on its assets deposited with its brokers.  At September 30, 2011 and December 31, 2010, the Fund had margin requirements of $5,715,941 and $6,567,566.

7.	Administrative and Offering Expenses

The Fund reimburses the General Partner for actual monthly administrative expenses paid to various third-party service providers, including the General Partner, up to 1/12th of 0.95% of the Fund’s month-end net asset value, payable in arrears.  Actual administrative expenses may vary; however, such administrative expenses will not exceed 0.95% of the Fund’s month-end net asset value per annum.  The administrative expenses include legal, accounting, clerical and other back office related expenses related to the administration of the Fund and all other associated costs incurred by the Fund.  For the three months ended September 30, 2011 and 2010, actual administrative expenses were $260,518 and $105,370, respectively.  For the nine months ended September 30, 2011 and 2010, actual administrative expenses were $854,820 and $448,922, respectively.  Such amounts are presented as administrative expenses in the statements of operations.

During the three months ended September 30, 2011, the General Partner absorbed administrative expenses in excess of the 0.95% limitation of $102,653.  During the three months ended September 30, 2010, actual expenses did not exceed the 0.95% limitation.  During the nine months ended September 30, 2011 and 2010, the General Partner absorbed administrative expenses in excess of the 0.95% limitation of $417,019 and $171,993, respectively.  Such amounts are included in administrative and offering expenses waived in the statements of operations.

At September 30, 2011 and December 31, 2010, $56,361 and $42,727, respectively, were payable to the General Partner for administrative expenses incurred on behalf of the Fund and not waived by the General Partner.  Such amounts are presented as administrative expenses payable – General Partner in the statements of financial condition.

The Fund reimburses the General Partner for actual ongoing offering expenses, up to 1/12th of 0.75% of the Fund’s month-end net asset value pro rata for each Series of Units except for the General Partner and Series C Units, payable monthly in arrears.  Actual ongoing offering expenses in excess of this limitation are absorbed by the General Partner.  For the three months ended September 30, 2011 and 2010, actual offering expenses were $195,664 and $167,525, respectively.  For the nine months ended September 30, 2011 and 2010, actual offering expenses were $501,023 and $319,793, respectively.  Such amounts are presented as offering expenses in the statements of operations.

During the three months ended September 30, 2011 and 2010, the General Partner absorbed offering expenses in excess of the 0.75% limitation of $72,409 and $85,217, respectively.  During the nine months ended September 30, 2011 and 2010, the General Partner absorbed offering expenses in excess of the 0.75% limitation of $159,055 and $103,707, respectively.  Such amounts are included in administrative and offering expenses waived in the statements of operations.  At September 30, 2011 and December 31, 2010, $44,020 and $33,639, respectively, were payable to the General Partner for offering expenses incurred on behalf of the Fund and not waived by the General Partner.  Such amounts are presented as offering expenses payable – General Partner in the statements of financial condition.

8.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner.  The minimum investment is $10,000.  Units are sold at the net asset value per Series A, B and I Units as of the close of business on the last day of the month in which the subscription is accepted.  Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted.  At September 30, 2011 and December 31, 2010, the Fund received advance subscriptions of $1,332,418 and $2,536,859, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to month-end.

The Fund is not required to make distributions, but may do so at the sole discretion of the General Partner.  A limited partner may request and receive redemption of Series A, B and I Units owned at the end of any month, subject to five business days’ prior written notice to the General Partner and in certain circumstances, restrictions in the partnership agreement.

Series A Units redeemed prior to the first anniversary of the subscription date are subject to a redemption fee equal to the product of (i) 2.00% of the subscription price for such Series A Units on the subscription date, divided by twelve (ii) multiplied by the number of months remaining before the first anniversary of the subscription date.  Series B, C and I Units are not subject to the redemption fee.  For the nine months ended September 30, 2011 and 2010, these redemption fees were negligible.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises.  The following table presents the exposure at September 30, 2011.  At December 31, 2010, the Fund had no investment in debt securities or certificates of deposit.

	Country or Region	Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Treasury Securities
	United States	$3,480,590	4.97%

U.S. Government Sponsored Enterprise Notes
	United States	$4,488,481	6.44%

	Country or Region	Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Government Sponsored Enterprise Notes
	France	$254,525	0.36%
	Europe multi-national	204,187	0.29%
	Africa multi-national	201,587	0.29%
	Total Foreign Government Sponsored Enterprise Notes	660,299	0.94%

Commercial Paper

	United States	$3,034,334	4.30%
	France	249,975	0.36%
	Australia	249,912	0.36%
	Great Britain	249,802	0.36%
	Netherlands	149,994	0.21%
	Japan	149,949	0.21%
	Canada	149,913	0.21%
	Total commercial paper	4,233,879	6.01%

Corporate Notes
	United States	$18,487,431	26.42%
	Great Britain	1,362,206	1.94%
	France	1,181,166	1.69%
	Australia	1,027,923	1.47%
	Netherlands	964,766	1.38%
	Canada	820,637	1.17%
	Netherland Antilles	449,739	0.64%
	Germany	249,889	0.36%
	Total corporate notes	24,543,757	35.07%

Certificates of Deposit
	France	$954,227	1.41%
	Netherlands	899,369	1.28%
	Australia	697,771	1.00%
	Switzerland	500,863	0.71%
	Japan	500,271	0.71%
	Canada	450,802	0.64%
	Sweden	300,406	0.43%
	Germany	250,234	0.36%
	United States	249,235	0.36%
	Denmark	214,213	0.31%
	Finland	200,037	0.29%
	Total certficates of deposit	5,217,428	7.50%

10.	Indemnifications

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

The statements of financial condition, including the condensed schedule of investments, at September 30, 2011, the statements of operations for the three and nine months ended September 30, 2011 and 2010, the statements of cash flows and changes in partners’ capital (net asset value) for the nine months ended September 30, 2011 and 2010, and the accompanying notes to the financial statements are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations.  In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at September 30, 2011, results of operations for the three and nine months ended September 30, 2011 and 2010, cash flows and changes in partners’ capital (net asset value) for the nine months ended September 30, 2011 and 2010.  The results of operations for the three and nine months ended September 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year or any other period.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

12.	Financial Highlights

The following information presents per Unit operating performance results and other supplemental financial ratios for the three and nine months ended September 30, 2011 and 2010.  This information has been derived from information presented in the financial statements for limited partner Units and assumes that a Unit is outstanding throughout the entire period:

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Series A Units	Series B Units	Series I Units	Series A Units	Series B Units	Series I Units
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$89.48	$98.76	$114.08	$86.72	$94.20	$108.15
Income from operations
Net gain from futures and forwards trading(1)	12.48	13.72	15.90	7.59	8.23	9.50
Net investment loss (1)	(3.37)	(3.18)	(3.58)	(1.70)	(1.44)	(1.53)
Total income from operations	9.11	10.54	12.32	5.89	6.79	7.97
Net asset value per Unit at end of period	$98.59	$109.30	$126.40	$92.61	$100.99	$116.12

Total return (5)	10.18%	10.67%	10.80%	6.79%	7.21%	7.37%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to Trading Advisor incentive fees (2) (3) (4)	7.21%	5.48%	4.89%	7.66%	5.95%	5.48%
Trading Advisor incentive fees (5)	1.43%	1.36%	1.42%	0.08%	0.08%	0.09%
Total expenses	8.64%	6.84%	6.31%	7.74%	6.03%	5.57%

Net investment loss (2) (3) (4) (6)	(8.54)%	(6.76)%	(6.21)%	(7.30)%	(5.60)%	(5.12)%

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Series A Units	Series B Units	Series I Units	Series A Units	Series B Units	Series I Units
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$96.61	$105.77	$121.80	$85.66	$92.33	$105.68
Income from operations
Net gain from futures and forwards trading(1)	9.44	10.13	11.79	11.80	12.78	14.72
Net investment loss (1)	(7.46)	(6.60)	(7.19)	(4.85)	(4.12)	(4.28)
Total income from operations	1.98	3.53	4.60	6.95	8.66	10.44
Net asset value per Unit at end of period	$98.59	$109.30	$126.40	$92.61	$100.99	$116.12

Total return (5)	2.05%	3.34%	3.78%	8.11%	9.38%	9.87%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to Trading Advisor incentive fees (2) (3) (4)	7.32%	5.62%	5.03%	7.56%	5.97%	5.39%
Trading Advisor incentive fees (5)	2.06%	1.84%	1.92%	0.09%	0.09%	0.10%
Total expenses	9.38%	7.46%	6.95%	7.65%	6.06%	5.49%

Net investment loss (2) (3) (4) (6)	(7.68)%	(5.91)%	(5.34)%	(7.27)%	(5.69)%	(5.10)%

Total returns are calculated based on the change in value of a Series A, Series B or Series I Units during the period.  An individual limited partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

(1)
The net investment loss per Unit is calculated by dividing the net investment loss by the average number of Series A, Series B or Series I Units outstanding during the period.  Net gain from futures and forwards trading is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.  Such balancing amount may differ from the calculation of net gain from futures and forwards trading per Unit due to the timing of trading gains and losses during the period relative to the number of Units outstanding.

(2)
All of the ratios under other financial ratios are computed net of involuntary waivers of administrative and offering expenses.  For the three months ended September 30, 2011 and 2010, the ratios are net of 0.65% and 0% effect of waived administrative expenses, respectively.  For the three months ended September 30, 2011 and 2010, the ratios are net of 0.46% and 0.81% effect of waived offering expenses, respectively.  For the nine months ended September 30, 2011 and 2010, the ratios are net of 0.93% and 0.61% effect of waived administrative expenses, respectively.  For the nine months ended September 30, 2011 and 2010, the ratios are net of 0.36% and 0.37% effect of waived offering expenses, respectively.

(3)
The net investment loss includes interest income and excludes realized and change in unrealized gain from futures and forwards trading activities as shown on the statements of operations.  The total amount is then reduced by all expenses, excluding brokerage commissions, which are included in net gain from futures and forwards trading on the statements of operations. The resulting amount is divided by the average net asset value for the period.

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

Liquidity

Most U.S. commodity exchanges limit fluctuations in futures contracts prices during a single day by regulations referred to as daily price fluctuation limits or daily limits.  During a single trading day, no trades may be executed at prices beyond the daily limit.  Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated in the same direction as the limit move (that is, one cannot buy at the high price limit or sell at the low price limit).  Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses which could exceed the margin initially committed to such trades.  Additionally, even if futures prices have not moved the daily limit, the Fund may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place.  Other than these limitations on liquidity, which are inherent in the Fund’s futures trading operations, the Fund’s assets have been, and are expected to remain, highly liquid.

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

At September 30, 2011, there are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Fund’s liquidity increasing or decreasing in any material way.

Capital Resources

The Fund intends to raise additional capital only through the sale of Units and does not intend to raise capital through borrowing.  Due to the nature of the Fund’s business, the Fund does not have, nor does it expect to have, any capital assets.  Redemptions, exchanges and sales of Units in the future will affect the amount of funds available for investment in futures contracts and other financial instruments in subsequent periods; however, within very broad ranges of capitalization, the Fund’s trading positions will increase and decrease in approximate proportion to the size of the Fund and redemptions will have no impact on the liquidity of the Fund or the net asset value of the Units.  It is not possible to estimate the amount, and therefore the impact, of future capital inflows and outflows related to the sale and redemption of Units.  There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Fund’s capital resource arrangements at the present time.

Results of Operations

The returns for Series A, B, and I Units for the nine months ended September 30, 2011 and 2010 were:

Series of Units	2011	2010
Series A	2.05%	8.11%
Series B	3.34%	9.38%
Series I	3.78%	9.87%

Past performance is not necessarily indicative of future results.  Further analysis of the trading gains and losses is provided below.

2011

During the nine months ended September 30, 2011, the Fund experienced a net realized gain of $5,659,134, a change in unrealized gain of $758,892 and incurred brokerage commissions of $120,583, resulting in a net gain from futures and forwards trading of $6,297,443.  The Fund’s expenses during the nine months ended September 30, 2011 were $395,278 in selling agent, custodial and servicing fees, $501,023 in offering expenses and $854,820 in administrative expenses.  Offering and administrative expenses in the amount of $576,074 were waived.  Additionally, the Fund incurred $839,223 in Trading Advisor management fees, $1,165,512 in Trading Advisor incentive fees, $31,369 in cash manager fees and $605,852 in General Partner management fees.  Interest income of $310,930 and net realized and change in unrealized loss on securities and certificates of deposit of $455,796, combined with Fund expenses resulted in net income of $2,335,574 for the nine months ended September 30, 2011.

During the nine months ended September 30, 2011, the Fund issued $17,563,090 of Units and redeemed $3,393,343 of Units, and when combined with the net income, resulted in an increase in the Fund’s net asset value for the year from $53,551,896 to $70,057,217.  The month-end net asset value at which Units were issued and redeemed during the nine months ended September 30, 2011 ranged between $89.48 and $100.75 for Series A Units, $98.76 and $110.88 for Series B Units and $114.08 and $127.94 for Series I Units.

Discussion of monthly performance for the nine months ended September 30, 2011 follows:

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

February

For the month, the Fund’s Series A, B and I Units were up 2.81%, 2.95% and 3.00%, respectively.  Following robust economic and earnings data, global stock markets rose at the start of the month with the S&P 500 pushing above the 1,300 level and doubling the low achieved in March 2009.  However, tension in North Africa and the Middle East increased towards the end of the month, causing the oil price to soar.  The Fund made gains from its long positions in oil and its products, making energies the top sector for the month.  In response to the geopolitical concerns, stock markets sold off and the Fund gave back some of its earlier profits from stock indices.  Metals prices generally increased during the month.  Some industrial metals rose due to supply concerns and rising global demand, while precious metals rose as safe-haven appeal returned to the market, with silver hitting a 30-year high. Gains were partly offset by losses from the fixed income sectors.  Bonds rallied amid the flight to safety, to the detriment of the Fund’s short positions in the sector.  Commodity-linked currencies found support as the political turmoil boosted raw materials prices.  Profits were also seen from the Fund’s net short exposure to the U.S. dollar as it lost ground against several currencies including Sterling, which was supported by speculation that the Bank of England may raise interest rates earlier than the U.S. Federal Reserve.

March

For the month, the Fund’s Series A, B and I Units were down 1.56%, 1.43% and 1.38%, respectively.  The month began positively with long positions in the energy sector making gains as the Libyan turmoil continued.  However, sentiment turned bearish following European sovereign downgrades and weak Chinese trade and inflation data.  On the 11th, the worst earthquake and tsunami in Japanese history devastated the country.  Japanese equities sold off sharply, resulting in the Fund’s long positions in the Nikkei and Topix being the month’s worst performers.  The sell-off in equities spread across the globe on worries about the implications for global growth. In response to these events, positions in the portfolio were systematically reduced. Agricultural markets also sold off to the detriment of the Fund’s long positions.  Signs that the political turmoil in Ivory Coast may be easing caused the cocoa price to tumble from near 33-year highs.  Strong U.S. economic data released later in the month enabled the Fund to recoup some of its earlier losses from stock indices and commodities.  Expectations of an interest rate increase by the European Central Bank resulted in the Euro strengthening against the U.S. dollar, to the benefit of the Fund.  These expectations also resulted in gains from the Fund’s short position in Euribor, which were partly offset by losses from long exposure to Eurodollar after the U.S. Federal Reserve announced that they would begin unwinding some stimulus measures.

April

For the month, the Fund’s Series A, B and I Units were up 4.96%, 5.10% and 5.15%, respectively. Returns were driven by a combination of U.S. dollar weakness and robust performance from energies and precious metals. The U.S. dollar fell against major currencies, benefiting the Fund’s net short positioning, amid continued expectations that the U.S. Federal Reserve will keep interest rates low. Long positions in oil and oil related products made gains at the start of the month as military action in Libya and the civil unrest in the wider region continued. Events on both sides of the Atlantic prompted investors to switch to safe haven assets. Standard & Poor’s cut its outlook on U.S. sovereign debt from stable to negative, driving investors to precious metals, which rallied as a result. Concerns about peripheral European debt boosted the prices of core European fixed income, resulting in losses from the Fund’s short positions in euro bund and euribor. Towards the end of the month a series of positive U.S. earnings announcements and successful European government bond auctions helped increase risk appetite. As a result the Fund made strong gains from risky assets despite a temporary mid-month energy price correction. Performance from agricultural commodities was mixed. Cotton futures fell amid uncertainty over demand, while the Fund made gains from its long position in coffee as the cost of Arabica rose to a 34-year high following increased demand from developing countries.

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

July

For the month, the Fund’s Series A, B and I Units were up 5.11%, 5.25% and 5.30%, respectively. The Fund finished higher this month with profits in interest rate instruments, currencies and metals, offsetting losses from equity indices and agricultural commodities. The Fund’s most significant gains came from its long positions in interest rate instruments. Concerns over a weak U.S. economy and persistent debt issues in Europe helped push global bond prices higher, benefiting the Fund’s long positions. In metals, rising prices generated profits for the Fund’s long gold positions, while a weaker dollar benefited some the Fund’s long positions in major foreign currencies, including the Swiss franc, Japanese yen and Australian dollar. Equity indices continued to move sideways without a strong trend generating some losses.

August

For the month, the Fund’s Series A, B and I Units were up 0.20%, 0.35% and 0.39%, respectively.  The Fund finished slightly higher this month with profits in interest rate instruments and equity indices offsetting losses in currencies, energy and metals.  Agricultural commodities were essentially unchanged for the month.  The Fund’s most significant gains came from its positions in interest rate instruments.  Persistent concerns over weak European and U.S. economies coupled with lingering debt concerns in Europe, pushed global bond prices higher, generating profits for the Fund’s long positions.  In currencies the largest losses came from a sharp sell-off in the Australian dollar in the first week of the month that went against the Fund’s long positions.  In equity indices, prices of European stock indices were mostly lower which generated profits for the Fund’s short positions.  In metals, the Fund generated significant profits from long positions in gold although those profits were offset by losses in industrial metals, especially copper.

September

For the month, the Fund’s Series A, B and I Units were up 4.62%, 4.78% and 4.81%, respectively.  The Fund finished higher this month with profits in interest rate instruments, currencies, metals, equity indices and energy, offsetting losses in agricultural commodities.  The Fund’s most significant gains came from its position in foreign currencies, including the Mexican peso, the South African rand and the euro.  Both the equity and interest rate sectors were impacted by concerns about the global economy and sovereign debt issues that are playing out in Europe and the U.S.  By the end of the month, stocks and interest rates were lower, which generated profits for the Fund’s long positions in interest rate instruments and its short positions in equity indices.  In metals, profits from short positions in industrial metals offset losses from long positions in precious metals.  In agricultural commodities, the Fund’s long positions in soybean products and corn generated losses, as the prices declined during the month.

2010

During the nine months ended September 30, 2010, the Fund experienced a net realized gain of $2,391,187, a change in unrealized gain of $3,099,872 and incurred brokerage commissions of $72,413, resulting in a net gain from futures and forwards trading of $5,418,646.  The Fund’s expenses during the nine months ended September 30, 2010 were $241,064 in selling agent, custodial and servicing fees, $319,793 in offering expenses and $448,922 in administrative expenses.  Offering and administrative expenses in the amount of $275,700 were waived.  Additionally, the Fund incurred $699,609 in Trading Advisor management fees, $35,895 in Trading Advisor incentive fees and $316,927 in General Partner management fees.  Interest income of $81,237 partially offset the Fund’s expenses resulting in net income of $3,713,373 for the nine months ended September 30, 2010.

During the nine months ended September 30, 2010, the Fund issued $15,301,860 of Units and redeemed $2,707,664 of Units, and when combined with the net income, resulted in an increase in the Fund’s net asset value for the year from $31,400,714 to $47,708,283.  The month-end net asset value at which Units were issued and redeemed ranged between $82.57 and $92.61 for Series A Units, $89.11 and $100.99 for Series B Units and $102.05 and $116.12 for Series I Units.

Discussion of monthly performance for the nine months ended September 30, 2010 follows:

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

July

The Fund’s Series A, B and I Units finished the month down 1.98%, 1.86% and 1.81%, respectively. In a similar pattern to recent months, positive performance was seen in currency markets and from long positions in the fixed income sector. However, short exposures in equities and commodities experienced losses as these sectors generally rallied, reversing the downward trends of previous months. The fixed income performance was driven by the U.S. and UK markets. In the U.S., weaker than expected economic data released in the middle of the month pushed both government bonds and short-term interest rate futures higher. In the UK, the trend was briefly derailed by unexpectedly strong GDP figures but prices recovered following the Bank of England statement playing down the significance of this on the outlook for interest rates. Global equity markets rallied sharply, helped by strong earnings results and economic data in Europe and the UK, as well as the relatively benign impact of the EU banks’ stress testing results. Energy and base metal markets also joined in this rally, hurting the Fund’s short exposures, especially in Zinc. By contrast, Gold prices fell back in July as economic worries waned, causing some giveback of recent profits. Finally, agricultural commodities produced mixed results. The Fund’s short position in wheat suffered as the market saw its biggest monthly gain since 1973 driven by supply concerns over droughts in Russia and Ukraine. However, long exposure in coffee profited as prices reached a 12-year high.

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

September

The Fund’s Series A, B and I Units finished the month up 0.98%, 1.11% and 1.16%, respectively.  The month started with investor optimism following strong manufacturing numbers out of China and the U.S. Consequently, fixed income markets sold off, to the detriment of the Fund’s long positions, while equity markets rallied. However, the prices of U.S. bonds recovered following the U.S. Federal Reserve’s comments towards the end of the month about the possibility of a further round of quantitative easing. Similarly, Japanese Government bonds prices also recovered following the Bank of Japan’s mid-month market action in an effort to weaken the Yen. Against this backdrop, the U.S. dollar declined to the benefit of the Fund’s net short positioning, particularly against commodity currencies and the Swiss franc. Long positions in emerging market currencies also contributed positively. Performance in commodities was mixed. Strong performance in agricultural commodities was driven by gains on long positions in cotton, the soy complex, sugar and corn. Grain prices rallied after delays in the U.S. harvest and poor crop yields; cotton reached 15-year highs as poor weather in China and floods in Pakistan damaged crops. In energies, oil prices gained on the back of a weaker U.S. dollar and an unexpected drop in inventories towards the end of the month, to the detriment of the Fund’s short positioning. Lastly, performance in metals was largely driven by gains from gold and silver, whose prices rallied on the back of safe-haven buying.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4: Controls and Procedures

The General Partner of the Fund, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at September 30, 2011 (the “Evaluation Date”).  Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

There has been no change in internal control over financial reporting that occurred during the nine months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Part II:  Other Information

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the nine months ended September 30, 2011.  Under the Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit.  Redemptions of Units during the three months ended September 30, 2011 were as follows:

	July	August	September	Total
A Units
Units redeemed	613.4725	743.8731	1,789.1468	3,146.4924
Average net asset value per Unit	$94.05	$94.24	$98.59	$96.68

B Units
Units redeemed	975.8169	846.3630	296.1931	2,118.3730
Average net asset value per Unit	$103.94	$104.31	$109.30	$104.84

I Units
Units redeemed	1,247.3002	1,182.1749	1634.6247	4,064.0998
Average net asset value per Unit	$120.13	$120.60	$126.40	$122.79

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

Date: November 14, 2011	SENECA GLOBAL FUND, L.P.

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

	By:	/s/ Carl A. Serger
	Name:	Carl A. Serger
	Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)