Form 10-K
period 2011-12-31
SENECA GLOBAL FUND, L.P.
filed 2012-03-28
CIK 1414581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

Commission file number:  000-53453

SENECA GLOBAL FUND, L.P.

Organized in Maryland	IRS Employer Identification No.: 75-3236572

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

Seneca Global Fund, L.P. (formerly Aspect Global Diversified Fund LP), (“Fund”) is a Delaware limited partnership, formed on March 23, 2007. Using professional trading advisors, the Fund engages in the speculative trading of futures contracts, forward currency contracts and other financial instruments traded in the United States (“U.S.”) and internationally. The Fund does not currently use swaps or options as part of its trading strategy, but may employ them in the future.

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

The Fund issues units of limited partner interests (“Units”) in four Series: Series A, Series B, Series C and Series I, which represent units of fractional undivided beneficial interest in and ownership of the Fund. The Fund began investment operations of its Series I, B and A Units on September 1, 2008, November 1, 2008 and December 1, 2008, respectively. Series C Units will be issued in exchange for Series A, B and I Units in certain circumstances. Through February 29, 2012, no Series C Units have been issued.

At December 31, 2011, the aggregate capitalization of the Fund was $64,663,318, which consists of Series A Units of $23,528,145, Series B Units of $13,684,883, Series I Units of $26,673,580 and General Partner Units of $776,710. At December 31, 2011, the net asset value per unit of the Series A, B and I Units were $87.30, $97.15 and $112.52, respectively, and the net asset value per unit of the General Partner Units was $119.79.

The Fund maintains its margin deposits and reserves in cash, U.S. Treasury securities, U.S. and foreign government sponsored enterprise notes, registered U.S. money market funds, commercial paper, corporate notes and certificates of deposit in accordance with Commodity Futures Trading Commission (“CFTC”) rules. All interest income earned by the Fund accrues to the benefit of the Fund.

The Fund’s business constitutes only one segment for financial reporting purposes. The Fund does not engage in material operations in foreign countries, although it does trade in foreign forward currency contracts and on international futures markets, nor is a material portion of its funds derived from foreign customers.

General Partner

Under the Fourth Amended and Restated Limited Partnership Agreement (“Partnership Agreement”), management of all aspects of the Fund’s business and administration is carried out exclusively by its general partner, Steben & Company, Inc. (“General Partner”), a Maryland corporation organized in February 1989. The General Partner is registered with the CFTC as a commodity pool operator and introducing broker, and is also registered with the U.S. Securities and Exchange Commission (“SEC”) as an investment adviser and a broker dealer. The General Partner is a member of the National Futures Association (“NFA”) and the Financial Industry Regulatory Authority (“FINRA”).

The General Partner manages all aspects of the Fund’s business, including selecting the Fund’s trading advisors; allocating the Fund’s assets among them; possibly investing a portion of the Fund’s assets in other investment pools; selecting the Fund’s futures broker(s), accountants and attorneys; computing the Fund’s net assets; reporting to limited partners; directing the investment of Fund excess margin monies in interest-bearing instruments and/or cash; and processing subscriptions and redemptions. The General Partner maintains office facilities for and furnishes administrative and clerical services to the Fund. There have been no material administrative, civil or criminal actions within the past five years against the General Partner or its principals, and no such actions currently are pending.

All organizational and initial offering costs were borne by the General Partner on behalf of the Fund without reimbursement. Please see the table under “Description of Current Charges” regarding compensation paid to the General Partner.

Trading Advisors

As of December 31, 2011, the trading advisors of the Fund and the allocation of the Fund’s trading level are reflected as follows:

% of Total Allocations
Aspect Capital Limited	35%
Blackwater Capital Management, LLC	33%
Estlander & Partners, Ltd.	32%

These allocations are subject to change at the General Partner’s sole discretion.

Aspect Capital Limited, Blackwater Capital Management, LLC and Estlander & Partners, Ltd. (collectively, “Trading Advisors”) offer discretionary advisory services to institutional and high net worth investors in the speculative trading of multiple asset classes including, without limitation, futures, forwards, swaps, options and other derivative contracts, commonly referred to as “futures.”

An objective of the Fund’s multi-manager approach is to reduce the Fund’s volatility without sacrificing overall rates of return. The General Partner may, from time to time, adjust the amount of assets allocated to a Trading Advisor, add new trading advisors, terminate Trading Advisors or replace Trading Advisors without prior notice to investors. Trading Advisors are selected by the General Partner based on their performance histories and other factors.

The General Partner may cause a Trading Advisor to trade its allocated Fund assets at a trading level of approximately 0.9 – 1.5 times the trading level normally used by the Trading Advisor employing its own trading program. Thus, the Fund could experience greater or less volatility and greater or less brokerage commission expenses relative to a client who invests at the normal trading level of the trading programs depending on the amount of leverage used.

Selling Agents

The General Partner acts as a selling agent for the Fund. The General Partner has and intends to continue to appoint certain other broker-dealers registered under the Securities Exchange Act of 1934, as amended (“1934 Act”), and members of FINRA, to act as additional selling agents with respect to Series A, B and I Units. Selling agents are selected to assist in the making of offers and sales of Series A, B and I Units. The selling agents are not required to purchase any Series A, B and I Units, or sell any specific number or dollar amount of Series A, B and I Units, instead use their best efforts to sell such Units. Where the General Partner acts as the selling agent it retains the selling agent fee.

Futures Brokers and Forward Currency Counterparty

The Fund’s futures trading is currently conducted with Newedge USA, LLC (“NUSA”) and J.P. Morgan Securities LLC (“JPMS”). NUSA is a subsidiary of Newedge Group, SA. Newedge Group was formed on January 2, 2008 as a joint venture by Société Générale and Calyon to combine the brokerage activities previously carried by their respective subsidiaries which comprised the Fimat Group and the Calyon Financial Group of affiliated entities. Newedge Group, which is owned 50% each by Calyon and Société Générale, is a société anonyme governed by French law. Newedge UK Finance Limited (NEUK), the Fund’s forward currency counterparty, is a wholly-owned subsidiary of Newedge Group, incorporated in England and Wales, and regulated by the Financial Services Authority for the conduct of business in the UK. JPMS is an indirect, wholly-owned subsidiary of JPMorgan Chase & Co., one of the largest bank holding companies in the U.S.

Cash Managers

The Fund has engaged J.P. Morgan Investment Management (“JPMIM”) and Principal Global Investors, LLC (“PGI” and, together with JPMIM, the “Cash Managers”) to provide cash management services to the Fund. The Cash Managers will manage the Fund’s cash and excess margin through investments in fixed income instruments, pursuant to investment parameters established by the General Partner. The Fund’s objective in retaining the Cash Managers is to enhance the return on its assets not required to be held by the Fund’s futures brokers in support of the Fund’s trading.

Description of Current Charges

Charges	Amount

Trading Advisor Management Fees	Each series of Units incurs monthly trading advisor management fees, payable in arrears, to the Trading Advisors (based on the assets under management), equal to:

▪ Aspect Capital Limited: 1/12th of 1.5%
▪ Blackwater Capital, LLC: 1/12th of 1.0%
▪ Estlander & Partners, Ltd: 1/12th of 1.0%

Trading Advisor Incentive Fees	Each series of Units incurs quarterly trading advisor incentive fees, payable in arrears to the Trading Advisors, for any “Net New Trading Profits” generated on the portion of the Fund the respective Trading Advisor manages, equal to:

▪ Aspect Capital Limited: 20%
▪ Blackwater Capital, LLC: 20%
▪ Estlander & Partners, Ltd: 20%

Net New Trading Profits are calculated based on formulas defined in each Trading Advisor’s trading agreement. In determining Net New Trading Profits, any trading losses generated by the respective Trading Advisor for the Fund in prior periods are carried forward, so that the incentive fee is assessed only if and to the extent the profits generated by the Trading Advisor for the period exceed any losses from prior periods. The loss carry-forward is proportionally reduced if and to the extent the Fund reduces the amount of assets allocated to the Trading Advisor.

Brokerage Commissions and Trading Expenses	The Fund incurs brokerage commissions and trading expenses on U.S. futures exchanges at the approximate rate of $1.00 to $5.20, with an average of $4.00 per “round-turn” futures transaction (includes NFA, execution, clearing and exchange fees). Brokerage commissions and trading expenses may be higher for trades executed on certain foreign exchanges.

Cash Manager Fees	Each class of Units incurs a monthly cash manager fee, payable in arrears to the Cash Managers, equal to approximately 1/12th of 0.11% of the investments in securities and certificates of deposit.

Organizational and Initial Offering Costs	All organizational and initial offering costs were borne by the General Partner on behalf of the Fund without reimbursement.

General Partner Fee	Each series of Units, other than General Partner Units, incurs a monthly General Partner fee, equal to 1/12th of 1.5% of the Fund’s month-end net asset value, payable in arrears. The General Partner fee is paid to the General Partner to compensate it for its services to the Fund as general partner and commodity pool operator.

Administrative Expenses	Each series of Units reimburses the General Partner for actual monthly administrative expenses to various third-party service providers, including the General Partner, up to 1/12th of 0.95% of the Fund’s month-end net asset value, payable quarterly in arrears. Actual ongoing offering costs in excess of this limitation are absorbed by the General Partner.

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

If the Fund terminates prior to completion of payment to the General Partner for the unreimbursed offering expenses incurred through the date of such termination, the General Partner will not be entitled to any additional payments, and the Fund will have no further obligation to the General Partner for reimbursement of offering expenses.

Charges	Amount

Selling Agent Fees	Series A Units incur a monthly selling agent fee equal to 1/12th of 2% of the outstanding Series A Units’ month-end net asset value, payable in arrears, subject to the Fee Limit (as defined below). The General Partner, in turn, pays the selling agents an upfront fee of 2% of the aggregate subscription amount for the sale of Series A Units. Beginning in the 13th month, the General Partner then pays the selling agents a monthly selling agent fee in arrears equal to 1/12th of 2% of the outstanding Series A Units’ month-end net asset value, subject to the Fee Limit.

If the selling agent fees are not paid to the selling agents, or where the General Partner acts as the selling agent, such portions of the selling agent fees are retained by the General Partner.

Series B, C and I Units do not incur selling agent fees.

Broker Dealer Servicing Fee	Series A Units incur a monthly broker dealer servicing fee equal to 1/12th of 0.15% of the outstanding Series A Units’ month-end net asset value, payable in arrears, subject to the Fee Limit.

Series B Units that are not held by broker dealers who act as custodian for the benefit of limited partners incur a monthly broker dealer servicing fee equal to 1/12th of 0.6% of the outstanding Series B Units’ month-end net asset value, payable in arrears, subject to the Fee Limit. Where the General Partner acts as the selling agent, it retains these fees.

Series C and I Units, and those Series B Units that incur a broker dealer custodial fee (as described below), do not incur a broker dealer servicing fee.

Broker Dealer Custodial Fee	Series B Units that are held by broker dealers who act as custodian for Series B Units for the benefit of the limited partners incur a monthly broker dealer custodial fee equal to 1/12th of 0.6% of the outstanding Series B Units’ month-end net asset value, payable in arrears, subject to the Fee Limit.

Series A, C and I Units, and Series B Units that incur a broker dealer servicing fee (as described above), do not incur a broker dealer custodial fee.

In no event will a limited partner holding Series B Units incur both a broker dealer servicing fee and a broker dealer custodial fee. Where the General Partner acts as the selling agent, it retains these fees.

Fee Limit	The Fee Limit is the total amount of selling agent commissions, broker dealer servicing fees paid to selling agents, payments for wholesalers, payments for sales conferences, and other offering expenses that are items of compensation to FINRA members (but excluding, among other items, the production and printing of prospectuses and associated envelopes, folders and printed pieces provided with the prospectuses, as well as various legal and regulatory fees), paid by particular Series A, B or I Units when they equal 10% of the original purchase price paid by holders of those particular Units.

Each investor who owns Series A, B or I Units will continue to incur selling agent commissions, offering expenses and the broker dealer servicing fee, depending upon which expenses are applicable to the particular Series of Units, until the aggregate of such expenses reaches the Fee Limit.

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

Charges	Amount

Redemption Fee	Series A Units redeemed prior to the first anniversary of the subscription date will be subject to a redemption fee equal to the product of (i) 2% of the subscription price for such Series A Units on the subscription date, divided by twelve (ii) multiplied by the number of months remaining before the first anniversary of the subscription date. Limited partners will not be required to pay any redemption fees if such limited partners are subject to a mandatory redemption of their Units within the first year of purchase.

No other series of Units will incur the redemption fee.

Extraordinary Fees and Expenses	The Fund will pay all extraordinary fees and expenses incurred by the Fund, if any, as determined by the General Partner. Extraordinary fees and expenses are fees and expenses which are non-recurring and unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses will also include material expenses which are not currently anticipated obligations of the Fund or of managed futures funds in general. Routine operational, administrative and other ordinary expenses will not be deemed to be extraordinary expenses.

Market Sectors

The Fund trades speculatively, through the allocation of its assets to the Trading Advisors, in U.S. and international futures markets, and may trade or hold futures, forwards, swaps or options. Specifically, the Fund trades futures on interest rate instruments, stock indices, energy products, currencies, metals and agricultural commodities. The Fund also trades forward currency contracts and may trade options, swaps and other forwards other than currencies in the future.

Market Types

The Fund trades on a variety of U.S. and international futures exchanges. As in the case of its market sector allocations, the Fund’s commitments to different types of markets - U.S. and non-U.S., regulated and non-regulated - differ substantially from time to time, as well as over time, and may change at any time if a Trading Advisor, with the approval of the General Partner, determines such change to be in the best interests of the Fund.

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

Incentive Fee to the Trading Advisors

The Trading Advisors are entitled to an incentive fee, therefore the Trading Advisors may have an incentive to cause the Fund to make riskier or more speculative investments than it otherwise would.

Personal Trading

The Trading Advisors, the futures brokers, the General Partner and the principals and affiliates thereof may trade commodity interests for their own account. In such trading, positions might be taken which are opposite those of the Fund, or that compete with the Fund’s trades.

Trades by Trading Advisors and their Principals

The Trading Advisors and their principals may trade for their own accounts in addition to directing trading for client accounts. Therefore, the Trading Advisors and their principals may be deemed to have a conflict of interest concerning the sequence in which orders for transactions will be transmitted for execution. Additionally, a potential conflict may occur when a Trading Advisor and its principals, as a result of a neutral allocation system, testing a new trading system, trading their own proprietary account(s) more aggressively, or any other actions that would not constitute a violation of fiduciary duties, take positions in their own proprietary account(s) which are opposite, or ahead of, the position(s) taken for a client. Proprietary accounts, in trading a new or experimental system, may enter the same markets earlier than (either days before or on the same day) client accounts traded at the same or other futures commission merchants. Since the principals of the Trading Advisors trade futures and foreign exchange for their own accounts, there is potentially a conflict of interest between these principals and the Trading Advisors’ clients when allocating prices on trades that are executed by a futures commission merchant at multiple prices. In such instances, a Trading Advisor may use a non-preferential method to fill an allocation. The clients of the Trading Advisors will not be permitted to inspect the personal trading records of the Trading Advisors, NUSA, JPMS or their respective principals, or the written policies relating to such trading. Client records are not available for inspection due to their confidential nature.

Effects of Speculative Position Limits

The CFTC and domestic exchanges have established speculative position limits on the maximum net long or net short futures position which any person, or group of persons, or group of persons acting in concert, may hold or control in particular futures contracts or options on futures traded on U.S. commodity exchanges. All commodity accounts owned or controlled by a Trading Advisor and its principals are combined for speculative position limits. Because speculative position limits allow a Trading Advisor and its principals to control only a limited number of contracts in any one commodity, the Trading Advisor and its principals are potentially subject to a conflict among the interests of all accounts the Trading Advisor and its principals control which are competing for shares of that limited number of contracts. There exists a conflict between the Trading Advisor’s interest in maintaining a smaller position in an individual client’s account in order to also provide positions in the specific commodity to other accounts under management and the personal accounts of the Trading Advisor and its principals. The General Partner does not believe, however, that the position limits are likely to impair the Trading Advisors’ trading for the Fund, although it is possible the issue could arise in the future.

To the extent that position limits restrict the total number of commodity positions which may be held by the Fund and those other accounts, the Trading Advisors will allocate the orders equitably between the Fund and such other accounts. Similarly, where orders for the same commodity given on behalf of both the Fund and other accounts managed by the Trading Advisors cannot be executed in full, the Trading Advisors will equitably allocate between the Fund and such other accounts that portion of the total quantity able to be executed.

Other Activities of the Principals of the Trading Advisors

Certain principals of the Trading Advisors are currently engaged, and expect in the future to be engaged, in other activities, some of which may involve other business activities in the futures industry. In addition, each principal of the Trading Advisors may be engaged in trading for his own personal account. The principals will have a conflict of interest between their obligations to devote all of their attention to client accounts and their interests in engaging in other activities. However, the principals of the Trading Advisors intend to devote substantial attention to the operation and activities of the Trading Advisors consistent with the division of responsibilities among them as is described herein.

Operation of Other Commodity Pools

The General Partner currently operates three other commodity pools and might have an incentive to favor those pools over the Fund.

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

Futures Brokers

The futures brokers effect transactions for customers (including public and private commodity pools), including the Fund, who may compete with the Fund’s transactions including with respect to priorities or order entry. Since the identities of the purchaser and seller are not disclosed until after the trade, it is possible that the futures brokers could effect transactions for the Fund in which the other parties to the transactions are the futures brokers’ officers, directors, employees, customers or affiliates. Such persons might also compete with the Fund in making purchases or sales of commodities without knowing that the Fund is also bidding on such commodities. Since orders are filled in the order in which they are received by a particular floor broker, transactions for any of such persons might be executed when similar trades for the Fund are not executed or are executed at less favorable prices. However, in entering orders for the Fund and other customer accounts, including with respect to priorities of order entry and allocations of executed trades, CFTC regulations prohibit a futures commission merchant from utilizing its knowledge of one customer’s trades for its own or its other customer’s benefit.

Regulations

The Fund has registered its offering of Units with the SEC pursuant to the U.S. Securities Act of 1933, as amended (“1933 Act”), and is registered under the 1934 Act. As such, the Fund is subject to the regulations of the SEC and the reporting requirements of the 1933 Act and 1934 Act. As a commodity pool, the Fund is subject to the regulations of the CFTC, an agency of the U.S. Government which regulates most aspects of the commodity futures industry; rules of the NFA, an industry self-regulatory organization; and the requirements of commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of futures commission merchants, futures brokers and Interbank market makers through which the Fund trades.

Under the Commodity Exchange Act (“CEAct”), commodity exchanges and commodity futures trading are subject to regulation by the CFTC. The NFA, a registered futures association under the CEAct, is the only non-exchange self-regulatory organization for commodity industry professionals. The CFTC has delegated to the NFA responsibility for the registration of commodity trading advisors, commodity pool operators, futures commission merchants, introducing brokers and their respective associated persons and floor brokers. The CEAct requires commodity pool operators, commodity trading advisors and futures brokers or futures commission merchants such as the Fund’s futures brokers to be registered and to comply with various reporting and recordkeeping requirements. The General Partner and the Fund’s futures brokers are members of the NFA. The CFTC may suspend a commodity pool operator’s or trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions, or as the result of violations of the CEAct or rules and regulations promulgated thereunder. In the event the General Partner’s registration as a commodity pool operator were terminated or suspended, the General Partner would be unable to continue to manage the business of the Fund. Should the General Partner’s registration be suspended, dissolution of the Fund might result.

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

The Reform Act also amended the definition of eligible contract participant, and the CFTC has interpreted that definition in such a manner that the Fund may no longer be permitted to engage in forward currency transactions by directly accessing the interbank market. Rather, if and when the Reform Act’s new definition goes into effect, the Fund may be limited to engaging in retail forex transactions which could limit the Fund’s potential forward currency counterparties to futures commission merchants and retail foreign exchange dealers. Thus, limiting the Fund’s potential forward currency counterparties could lead to the Fund bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees. The retail forex markets could also be significantly less liquid than the interbank market. Moreover, the creditworthiness of the futures commission merchants and retail foreign exchange dealers with whom the Fund may be required to trade could be significantly weaker than the creditworthiness of the financial institutions with whom the Fund currently engages for its forward currency transactions. Although the impact of requiring the Fund to conduct forward currency transactions in the retail market could be substantial, the full scope is currently unknown and the ultimate effect could also be negligible.

Additionally, the CFTC and certain commodity exchanges have established limits on the maximum net long and net short positions which any person, including the Fund, may hold or control in particular commodities. Most exchanges also limit the maximum changes in futures contract prices that may occur during a single trading day. The Fund also trades in dealer markets for forward currency contracts, which are not regulated by the CFTC. Federal and state banking authorities do not regulate forward trading or forward dealers. In addition, the Fund trades on foreign commodity exchanges, which are not subject to regulation by any U.S. government agency. The CFTC adopted a separate position limits regime for 28 so-called “exempt” (i.e. metals and energy products) and agricultural futures and options contracts and their economically equivalent swap contracts, subject to a delayed implementation schedule. Position limits in spot months are 25% of the official estimated deliverable supply of the underlying commodity and in a non-spot month a percentage of the average open interest in all months for each contract. The General Partner believes that the proposed limits are sufficiently large that when implemented, they should not restrict the Fund’s trading strategy.

Competition

The Fund operates in a competitive environment in which it faces several forms of competition, including, without limitation, the following:

•	The Fund competes with other commodity pools and other investment vehicles for investors.

•	The Trading Advisors may compete with other traders in the markets in establishing or liquidating positions on behalf of the Fund.

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

The Fund does not use any physical properties in the conduct of its business. Its assets currently consist of futures and other contracts, cash and fixed income instruments.

The General Partner’s principal business office is in Rockville, Maryland.

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Holders

As of February 29, 2012, there were 1,178, 583 and 1,043 holders of Series A, B and I Units, respectively. There were no Series C Unit holders as of February 29, 2012.

Dividends

The General Partner has sole discretion to determine what distributions, if any, the Fund will make to its limited partners. The General Partner has not made any distributions as of the date hereof.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

There were no sales of unregistered securities of the Fund during the year ended December 31, 2011.

The Fund’s Registration Statement on Form S-1 (Registration No.: 333-148049), registering $34,786,404 Series A Units, $82,156,859 Series B Units and $100,000,662 Series I Units, was declared effective on September 1, 2011 with information with respect to the use of proceeds from the sale of Units being disclosed therein.

The proceeds from the sale of registered securities are deposited in the Fund’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with the Fund’s trading policies and each Trading Advisors’ trading programs.

Issuer Purchases of Equity Securities.

Redemptions may be made by a limited partner as of the last business day of any month at the net asset value of the redeemed Units (or portion thereof) on that date. Such requests should be made on a Request for Redemption Form, which must be received by the General Partner at least five business days before the end of the month in which the redemption is to occur. Partial redemptions must be for at least $1,000, unless such requirement is waived by the General Partner. In addition, the limited partner, if making a partial redemption, must maintain at least $10,000 or his original investment amount, whichever is less, in the Fund unless such requirement is waived by the General Partner. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

Redemptions of Units during the fourth quarter of 2011 were as follows:

	October	November	December	Total
A Units
Units redeemed	1,082.9665	1,808.6715	906.8570	3,798.4950
Average net asset value per unit	$89.80	$86.65	$87.30	$87.70

B Units
Units redeemed	699.4071	5,538.9694	882.6942	7,121.0707
Average net asset value per unit	$99.68	$96.31	$97.15	$96.75

I Units
Units redeemed	283.5672	1,261.4922	3,228.2207	4,773.2801
Average net asset value per unit	$115.33	$111.49	$112.52	$112.41

Item 6.	Selected Financial Data

A smaller reporting company, as defined by Rule 12b-2 of the 1934 Act, is not required to provide the information under this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash Management

Effective April 2011, the Fund engaged J.P. Morgan Investment Management, Inc. and Principal Global Investors, LLC (collectively, the “Cash Managers”) to provide cash management services to the Fund. The Fund’s objective in retaining the Cash Managers is to enhance the return on its assets not required to be held by the Fund’s brokers to support the Fund’s trading. There is no guarantee that the Cash Managers will achieve returns for the Fund, net of fees payable to the Cash Managers, in excess of the returns previously achieved through the General Partner’s efforts and/or available through the Fund’s brokers, or that the Cash Managers will avoid a loss of principal on amounts placed under their management.

Liquidity

At December 31, 2011, there are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Fund’s liquidity increasing or decreasing in any material way.

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

Contractual Obligations

The Fund does not have any contractual obligations of the type contemplated by Item 303(a)(5) of Regulation S-K. The Fund’s sole business is trading futures and forward currency contracts, both long (contracts to buy) and short (contracts to sell).

Off-Balance Sheet Risk

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Fund trades in futures and forward currency contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Fund, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if the Trading Advisors were unable to offset futures interest positions of the Fund, the Fund could lose all of its assets and the limited partners would realize a 100% loss. The General Partner attempts to decrease market risk through maintenance of a margin-to-equity ratio that rarely exceeds 30%.

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

The Fund invests in U.S. Treasury securities, U.S. and foreign government sponsored enterprise notes, commercial paper, corporate notes and certificates of deposit. Should an issuing entity default on its obligation to the Fund and such entity is not backed by the full faith and credit of the U.S. government, the Fund bears the risk of loss of the amount expected to be received. The Fund minimizes this risk by only investing in securities and certificates of deposit of firms with high quality debt ratings.

Results of Operations

The returns for each Series of Units for the years ended December 31, 2011 and 2010 were:

Series of Units	2011	2010
Series A	(9.64)%	12.77%
Series B	(8.15)%	14.55%
Series I	(7.62)%	15.25%

Past performance is not indicative of expected future financial condition or results of operations. Further analysis of the trading gains and losses is provided below.

2011

During the year ended December 31, 2011, the Fund experienced a net realized gain on futures and forwards trading of $1,328,808, a change in unrealized loss on futures and forwards trading of $1,928,084, and incurred brokerage commissions of $165,431, resulting in a net loss from futures and forwards trading of $(764,707). The Fund’s expenses during the year ended December 31, 2011 were $540,969 in selling agent, custodial and servicing fees, $782,473 in offering expenses and $848,371 in administrative expenses. Offering and administrative expenses in the amount of $576,765 were waived. Additionally, the Fund incurred $1,071,424 in Trading Advisor management fees, $1,165,512 in Trading Advisor incentive fees, $43,765 in Cash Manager fees and $846,396 in General Partner fees. Interest income of $519,067 and net realized and change in unrealized loss on securities and certificates of deposit of $657,515, combined with Fund expenses resulted in net loss of $(5,625,300) for the year ended December 31, 2011.

During the year ended December 31, 2011, the Fund issued $21,688,721 of Units and redeemed $4,951,999 of Units, and when combined with the net loss, resulted in a net increase in the Fund’s net asset value for the year from $53,551,896 to $64,663,318.

Discussion of monthly performance for the year ended December 31, 2011 follows:

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

October

For the month, the Fund’s Series A, B and I Units were down 8.92%, 8.80% and 8.75%, respectively. October proved to be difficult month for the Fund in the face of a near sea change in market sentiment from a risk-averse to a risk-seeking mode. During the month, investors responded optimistically to the latest European plan to solve the Greek sovereign debt crisis. Furthermore, the Bank of England launched a new round of quantitative easing. Meanwhile, minutes from the latest Fed meeting revealed that members were open to QE3 as a backstop if economic growth should continue to falter. These developments led to sharp reversals across a broad range of markets during October, causing losses for the Fund’s largely bearish portfolio. The largest declines came in currency markets where a sudden surge in Eurozone optimism hurt the Fund’s long U.S. dollar-short European currency positions. In addition, the Bank of Japan intervened to weaken the yen on the last trading day of the month, hurting the Fund’s long positions. The Fund was, however, able to profit from a rally in the Australian dollar. In physical commodities, a rally in crude oil as well as in base metals caused losses for the Fund’s short positions. However, the Fund benefited from a rally in gold. Finally, the Fund’s long fixed income-short equity exposures were negatively impacted by a rotation from bonds into stocks, as the S&P 500 Index recorded its largest monthly percentage gain since 1991.

November

For the month, the Fund’s Series A, B and I Units were down 3.51%, 3.38% and 3.33%, respectively. November saw a rapid waning of investor enthusiasm for the European sovereign debt rescue package announced in the prior month. Markets thus reversed from “risk-on” in October to “risk-off” in early November, with global equities falling, bonds rallying and high-yield currencies depreciating as investors grew less tolerant of risk. However, at month-end the Federal Reserve, in conjunction with European and Asian central banks, intervened to provide a large liquidity injection into the financial system causing a sharp market rebound and yet another trend reversal in financial futures. The Fund finished the month with a loss. The largest declines came in the fixed income sector during the last week of the month. The Fund’s long Japanese Government Bond position suffered as yields rose on a possible credit rating downgrade. Meanwhile short positions in Eurodollars and Short Sterling also proved unprofitable when global central banks coordinated an easing of interbank credit conditions at month-end. Whipsaw market action also led to losses in the currency and equity sectors. Physical commodities were a bright spot for the fund, as the Fund was able to profit from bearish trends in natural gas, wheat and soybeans.

December

For the month, the Fund’s Series A, B and I Units were up 0.75%, 0.88% and 0.93%, respectively. The European sovereign debt crisis continued to dominate headlines in December. A flight to safety by investors early in the month prompted the European Central Bank to cut its key policy interest rates by another 25 bps, following a similar move in November. In addition, the ECB provided European banks a record €489 billion in three-year loans to keep credit flowing in the region. The impact of this monetary easing was a further depreciation of the Euro, while also sparking a rally in European bond markets, and a small month-end rebound in global equities. The Fund posted a positive return in December, profiting from its short currency positions in the euro and long positions in European fixed income instruments. Equity sector returns were relatively flat for the month. In commodities, the Fund benefited from short positions in natural gas, as mild weather and excess supply depressed prices further. However, downturns in oil and gold, where the Fund was positioned long, led to offsetting losses.

2010

During the year ended December 31, 2010, the Fund experienced a net realized gain on futures and forwards trading of $5,846,296, a change in unrealized gain on futures and forwards trading of $3,346,717, and incurred brokerage commissions of $87,084, resulting in a net gain from futures and forwards trading of $9,105,929. The Fund’s expenses during the year ended December 31, 2010 were $343,566 in selling agent, custodial and servicing fees, $403,926 in offering expenses and $554,397 in administrative expenses. Offering and administrative expenses in the amount of $245,534 were waived. Additionally, the Fund incurred $1,011,377 in Trading Advisor management fees, $618,276 in Trading Advisor incentive fees and $458,261 in General Partner fees. Interest income of $116,528 and net realized and change in unrealized gain on securities and certificates of deposit of $3,156, combined with Fund expenses resulted in net income of $6,081,344 for the year ended December 31, 2010.

During the year ended December 31, 2010, the Fund issued $19,342,484 of Units and redeemed $3,272,646 of Units, and when combined with the net income, resulted in a net increase in the Fund’s net asset value for the year from $31,400,714 to $53,551,896.

Discussion of monthly performance for the year ended December 31, 2010 follows:

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

October

The Fund’s Series A, B and I Units finished the month up 3.95%, 4.08% and 4.13%, respectively. Positive stock market earnings announcements, continued speculation about the magnitude and extent of a further round of quantitative easing and a general increase in risk appetite saw stocks and commodity markets rise in October against a backdrop of a further weakening U.S. dollar and increasing Treasury yields. The Fund’s long bond positions incurred losses as the threat of a double-dip recession waned. For the first time ever, U.S. TIPS maturing in five years’ time were sold at a negative yield, highlighting the overwhelming demand for inflation protection. Meanwhile the Fund made gains in stocks and currencies. The U.S. dollar continued its slide against major trading partners, reaching 15-year lows against the Japanese yen and briefly touching parity with the commodity-led Australian dollar. Most stock indices rose in the month but Japan struggled and profits were made on both the long and short positions in this sector. The Fund also capitalized on its commodity positions, particularly in agriculturals and precious metals. A report by the USDA early in the month highlighted the effects of adverse weather on harvests in grains and softs making the agricultural sector the Fund’s best performer for the month. Precious metals rallied in response to the weakening dollar while industrial metals such as copper and zinc reacted to the positive growth outlook.

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

The Fund’s most significant accounting policy is the valuation of its assets invested in U.S. and foreign futures and forward currency contracts, and fixed income investments. The Fund’s futures contracts are exchange-traded, with the fair value of these contracts based on exchange settlement prices. The fair values of non-exchange-traded contracts, such as forward currency contracts, are based on third-party quoted dealer values on the interbank market. The fair value of money market funds is based quoted market prices for identical shares. U.S. Treasury securities, which are stated at fair value based on quoted market prices for identical assets in an active market. Notes of U.S. and foreign government sponsored enterprises, as well as certificates of deposit commercial paper and corporate notes, are stated at fair value based on quoted market prices for similar assets in an active market. Given the valuation sources, there is little judgment or uncertainty involved in the valuation of these assets, and it is unlikely that materially different amounts would be reported under different valuation methodologies or assumptions.

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

Evaluation of Disclosure Controls and Procedures

The General Partner of the Fund, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the 1934 Act) as of December 31, 2011 (“Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2011, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2011, the Fund’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework.

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

Kenneth E. Steben is the General Partner’s founder, President and Chief Executive Officer. Additionally, he is Chairman of the board of directors of the General Partner. Mr. Steben, born in January 1955, received his Bachelor’s Degree in Interdisciplinary Studies, with a concentration in Accounting in 1979 from Maharishi University of Management. Mr. Steben has been a licensed stockbroker since 1981 and a licensed commodities broker since 1983. Mr. Steben holds his Series 3, 5, 7, 24, 63 and 65 FINRA and NFA licenses. Mr. Steben has been a CFTC listed Principal, and registered as an Associated Person since March 15, 1989.

Michael D. Bulley is Senior Vice President of Research and Risk Management, and a Director. Mr. Bulley is a CAIASM designee and Member of the Chartered Alternative Investment Analyst Association®. Mr. Bulley, born in October 1957, received his Bachelor’s Degree in Electrical Engineering from the University of Wisconsin – Madison in 1980 and his Master’s in Business Administration with a concentration in Finance from Johns Hopkins University in 1998. Mr. Bulley joined the General Partner in November 2002, and holds Series 3, 7, 28 and 30 FINRA licenses. Mr. Bulley has been a CFTC listed Principal and registered as an Associated Person of the General Partner since January 18, 2003.

Carl A. Serger is Chief Financial Officer and a Director. Mr. Serger joined the General Partner in December of 2009 and has been listed as a CFTC Principal of the General Partner since February 2, 2010. Mr. Serger, born in March of 1960, graduated cum laude from Old Dominion University with a BS in Business Administration and has a Technology Management Certification from the California Institute of Technology. Prior to joining the General Partner, Mr. Serger was the CFO and Senior Vice President of Operations of Peracon, Inc., a software platform for institutional commercial real estate transactions from November 2007 through November 2009. From July 2007 to November 2007, he acted as an independent consultant to start-up companies in the financial services and technology industries. From January 2007 to July 2007, Mr. Serger was the CFO, Senior Vice President and Treasurer of Ebix, Inc., an international software company serving the financial services and insurance industries. From October 2006 through December 2006, he was President of Finetre Corporation, a division of Ebix, Inc. From December 1999 until its October 2006 acquisition by Ebix, Inc., Mr. Serger was the CFO, Senior Vice President and Treasurer of Finetre Corporation, a financial technology platform company providing services to major brokerage firms, banks and insurance companies. Mr. Serger holds a Series 28 FINRA license.

John H. Grady is Chief Operating Officer, General Counsel, Chief Compliance Officer, and a Director. Mr. Grady joined the General Partner in December of 2009 and has been listed as a CFTC registered Principal and registered as an associated person of the General Partner since February 2010. Mr. Grady, born June 1961, received his JD from The University of Pennsylvania Law School in 1985 and received his Bachelor of Arts, magna cum laude, from Colgate University in 1982. Prior to joining the General Partner, Mr. Grady was President of Arcady Investment Consulting LLP, a consulting firm based in Philadelphia that served funds, advisers and brokerage firms from January 2009 to December 2009. Before that, Mr. Grady was a Senior Advisor to Coil Investment Group, a Norway-based investment firm from April 2008 to December 2008, and Chief Executive Officer of the Nationwide Funds Group from October 2006 to January 2008. From April 2004 to June 2006, Mr. Grady served as Chief Executive Officer of the Constellation Funds Group; prior to that, he was the Chief Operating Officer of Turner Investment Partners from February 2001 to March 2004. During the periods of June 2006 to October 2006 and February 2008 to April 2008, Mr. Grady was a consultant in a sole proprietorship. After graduating from law school, Mr. Grady was an attorney in private practice for over 15 years, and was a partner with Morgan, Lewis & Bockius LLP in the firm’s D.C. and Philadelphia offices from July 1993 to January 2001. Mr. Grady holds Series 3, 7, 24 and 63 FINRA licenses.

Neil D. Menard is Senior Vice President of Distribution. Mr. Menard, born in August 1967, graduated from Colby College in 1989 with a BA in political science. Prior to joining the General Partner in July of 2006, Mr. Menard was the Director of Sales for Engagement Systems, LLC, a strategic outsource solution for independent financial advisors from October 2004 to June 2006. From June 2003 to October 2004, Mr. Menard served as the Managing Director of New Business Development of SEI Investments Distribution Company. SEI is a provider of asset management, investment processing and investment operations solutions for institutional and personal wealth management. Mr. Menard created sales and selection systems for the new business development team and utilized these processes to select independent investment advisors for SEI. Mr. Menard holds his Series 3, 7, 24 and 63 FINRA and NFA licenses and is a General Securities Principal. Mr. Menard has been a CFTC listed Principal of the General Partner since July 6, 2006, and registered as an Associated Person of the General Partner since August 7, 2006.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires that reports of beneficial ownership of limited partner interests and changes in such ownership be filed with the SEC by Section 16 “reporting persons.” The Fund is required to disclose in this Annual Report on Form 10-K each reporting person whom it knows to have failed to file any required reports under Section 16(a) on a timely basis during the fiscal year ended December 31, 2011. During the fiscal year ended December 31, 2011, all reporting persons complied with all Section 16(a) filing requirements applicable to them.

Code of Ethics

The General Partner, on behalf of the Fund, has adopted a code of ethics, as of the period covered by this report, which applies to the Fund’s principal executive officer and principal financial officer or persons performing similar functions. A copy of the code of ethics is available without charge upon request by calling 240-631-7600.

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

As compensation for its services in managing the Fund, the General Partner earns the following compensation:

▪	General Partner Fee – each Series of Units, except for General Partner Units, incurs a monthly fee equal to 1/12th of 1.5% of the respective Series’ month-end net asset value, payable in arrears. During 2011 and 2010, the General Partner earned $846,396 and $458,261, respectively. Prior to May 1, 2011, the General Partner Fee was 1.1% per annum.

▪	Selling Agent Fees – the Series A Units incur a monthly fee equal to 1/12th of 2% of their month-end net asset value, payable in arrears. The General Partner pays to the selling agents an upfront fee of 2% of the aggregate subscription amount for the Series A Units. Beginning in the 13th month, the General Partner pays the selling agents a monthly fee in arrears equal to 1/12th of 2% of the outstanding Series A Unit’s month-end net asset value. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner. During 2011 and 2010, the General Partner earned $423,469 and $255,150, respectively.

▪	Broker Dealer Servicing Fee – the Series A Units incur a monthly fee equal to 1/12th of 0.15% of their month-end net asset value. The Series B Units which are not subject to a broker dealer custodial fee incur a monthly fee equal to 1/12th of 0.6% of their month-end net asset value. These fees are payable in arrears to the selling agents by the General Partner. Where the General Partner acts as the selling agent, it retains these fees. During 2011 and 2010, the General Partner earned $41,818 and $25,455, respectively.

▪	Broker Dealer Custodial Fee – the Series B Units that are held by broker dealers who act as the custodian for Series B Units for the benefit of the limited partners incur a fee equal to 1/12th of 0.6% of their month-end net asset value. These fees are payable to the selling agents by the General Partner. During 2011 and 2010, the General Partner earned $75,682 and $62,961, respectively.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

At February 29, 2012, no person or group is known to have been the beneficial owner of more than 5% of the Units.

At February 29, 2012, the General Partner had an investment in the Fund of $794,159 (6,484.1437 Units), and the directors, executive officers and principals of the General Partner beneficially owned Series I Units as follows:

Name	Units Owned	Value of Units	Percentage of Limited Partnership
Carl A. Serger	424.9689	$48,708	0.07%
Michael D. Bulley	211.7543	24,270	0.04%
John H. Grady	127.0540	14,562	0.02%
Neil D. Menard	79.0719	9,063	0.01%
	842.8491	$96,603	0.14%

The address of each director and officer is c/o Steben & Company, Inc., 2099 Gaither Road Suite 200, Rockville, Maryland 20850.

There has been no change of control of the Fund.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See “Item 1. Business” for a description of the relationships between the General Partner, the Fund, the Trading Advisors, the futures brokers and forward currency counterparty and the Cash Managers. See “Item 10. Executive Compensation” and “Item 11. Security Ownership of Certain Beneficial Owners and Management.”

Item 14.	Principal Accountant Fees and Services

The following table sets forth the fees billed to the Fund for professional audit services provided by McGladrey & Pullen, LLP, the Fund’s independent registered public accountant, for the audits of the Fund’s annual financial statements for the years ended December 31, 2011 and 2010, and fees billed for other professional services rendered by McGladrey & Pullen, LLP and RSM McGladrey, Inc. (an associated entity of McGladrey & Pullen, LLP, which McGladrey & Pullen, LLP acquired on December 1, 2011) during those years.

Fee Category	2011	2010
Audit fees(1)	$121,000	$76,000
Audit-related fees	—	—
Tax fees(2)	14,000	17,000
All other fees	—	—
Total fees	$135,000	$93,000

(1)	Audit fees consist of fees for professional services rendered for the audit of the Fund’s financial statements and review of financial statements included in the Fund’s quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.

(2)	Tax fees consist of fees for the preparation of original tax returns.

The General Partner’s Board of Directors pre-approves all audit and permitted non-audit services of the Fund’s independent accountants, including all engagement fees and terms. The General Partner’s Board of Directors approved all the services provided by McGladrey & Pullen, LLP and RSM McGladrey, Inc. (collectively “McGladrey”) during 2011 and 2010 to the Fund described above. The General Partner’s Board of Directors has determined that the payments made to McGladrey for these services during 2011 and 2010 are compatible with maintaining that firm’s independence.

PART IV

Item 15:	Exhibits and Financial Statements Schedules

Financial Statements

Seneca Global Fund, L.P.

Report of Independent Registered Public Accounting Firm

Statements of Financial Condition as of December 31, 2011 and 2010

Condensed Schedule of Investments as of December 31, 2011

Condensed Schedule of Investments as of December 31, 2010

Statements of Operations for the Years Ended December 31, 2011 and 2010

Statements of Cash Flows for the Years Ended December 31, 2011 and 2010

Statements of Changes in Partners’ Capital (Net Asset Value) for the Years Ended December 31, 2011 and 2010

Notes to Financial Statements

Exhibits.

The following exhibits are filed herewith or incorporated by reference.

Exhibit Number	Description of Document

1.1*	Form of Selling Agreement

4.1****	Form of Fourth Amended and Restated Limited Partnership Agreement

9.1***	Delaware Amended and Restated Certificate of Limited Partnership

10.1****	Form of Subscription Agreement

10.5**	Third Amended and Restated Trading Advisory Agreement with Aspect Capital Ltd.

10.6**	Trading Advisory Agreement with Estlander & Partners Ltd.

10.7**	Trading Advisory Agreement with Blackwater Capital Management, L.L.C.

31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.01	Section 1350 Certification of Principal Executive Officer

32.02	Section 1350 Certification of Principal Financial Officer

* Previously filed on May 23, 2008 as an exhibit to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 (Reg. No. 333-148049), and incorporated herein by reference.

** Previously filed on April 19, 2011 as an exhibit to the Post-Effective Amendment No. 3to the Registration Statement on Form S-1 (Reg. No. 333-148049).

*** Previously filed on May 3, 2011 with Form 8-K (File No. 000-53453), and incorporated herein by reference.

**** Previously filed on August 15, 2011 as an exhibit to the Post-Effective Amendment No. 1to the Registration Statement on Form S-1 (Reg. No. 333-175052), and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the General Partner of the Registrant in the capacities and on the date indicated.

Name	Title	Date

/s/ Kenneth E. Steben	President, Chief Executive Officer
Kenneth E. Steben	and Director of the General Partner	March 28, 2012

/s/ Carl A. Serger	Chief Financial Officer and Director
Carl A. Serger	of the General Partner	March 28, 2012

/s/ Michael Bulley	Senior Vice President, Research &
Michael D. Bulley	Risk Management and Director of
	the General Partner	March 28, 2012

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENECA GLOBAL FUND, L.P.
Dated March 28, 2012
	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and
Director of the General Partner

Report of Independent Registered Public Accounting Firm

To the Partners of

Seneca Global Fund, L.P.

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of Seneca Global Fund, L.P. (formerly Aspect Global Diversified Fund LP), (the “Fund”) as of December 31, 2011 and 2010, and the related statements of operations, cash flows, and changes in partners’ capital (net asset value) for the years then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seneca Global Fund, L.P. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Chicago, Illinois

March 28, 2012

Seneca Global Fund, L.P.

Statements of Financial Condition

December 31, 2011 and 2010

	2011	2010
Assets
Equity in broker trading accounts
Cash	$15,373,302	$15,061,686
Net unrealized gain on open futures contracts	1,184,851	2,154,522
Net unrealized gain on open forward currency contracts	18,907	977,320
Total equity in broker trading accounts	16,577,060	18,193,528
Cash and cash equivalents	3,134,401	38,989,573
Investments in securities, at fair value	44,281,549	—
Certificates of deposit, at fair value	2,951,285	—
Total assets	$66,944,295	$57,183,101

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$78,262	$311,768
Trading Advisor incentive fees payable	—	582,381
Commissions and other trading fees payable on open contracts	9,096	2,995
Cash Manager fees payable	16,476	—
General Partner fee payable	80,898	49,337
Selling Agent fees payable – General Partner	39,572	27,143
Administrative expenses payable – General Partner	51,851	42,727
Offering expenses payable – General Partner	40,449	33,639
Broker dealer custodial fee payable – General Partner	6,169	6,174
Broker dealer servicing fee payable – General Partner	3,715	2,675
Redemptions payable	528,168	35,507
Subscriptions received in advance	1,426,321	2,536,859
Total liabilities	2,280,977	3,631,205

Partners’ Capital (Net Asset Value)
General Partner Units – 6,484.1437 and 4,806.7772 units outstanding at December 31, 2011 and 2010, respectively	776,710	609,812
Series A Units – 269,518.2687 units and 165,574.3151 units outstanding at December 31, 2011 and 2010, respectively	23,528,145	15,995,450
Series B Units – 140,857.9391 units and 126,655.8355 units outstanding at December 31, 2011 and 2010, respectively	13,684,883	13,396,321
Series I Units – 237,052.9763 units and 193,350.1543 units outstanding at December 31, 2011 and 2010, respectively	26,673,580	23,550,313
Total partners’ capital (net asset value)	64,663,318	53,551,896
Total liabilities and partners’ capital (net asset value)	$66,944,295	$57,183,101

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments

December 31, 2011

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Investments in Securities
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$450,000	3/8/12	U.S. Treasury Bill	0.20%	$449,982	0.70%
500,000	4/30/12	U.S. Treasury Note	4.50%	511,041	0.79%
675,000	6/15/12	U.S. Treasury Note	1.88%	681,102	1.05%
300,000	7/31/12	U.S. Treasury Note	4.63%	309,677	0.48%
100,000	9/30/12	U.S. Treasury Note	0.38%	100,287	0.16%
450,000	10/31/12	U.S. Treasury Note	3.88%	466,826	0.72%
200,000	11/15/12	U.S. Treasury Note	1.38%	202,490	0.31%
300,000	11/30/12	U.S. Treasury Note	0.50%	301,092	0.47%
100,000	1/15/13	U.S. Treasury Note	1.38%	101,878	0.16%
300,000	2/15/13	U.S. Treasury Note	1.38%	305,554	0.47%
Total U.S. Treasury securities (cost: $3,460,043)				3,429,929	5.31%

U.S. Government Sponsored Enterprise Notes
Face Value	Maturity Date	Name	Yield[1]
$250,000	4/2/12	Federal Home Loan Bank	0.17%	250,035	0.39%
250,000	6/20/12	Federal Home Loan Bank	1.88%	252,129	0.39%
250,000	6/27/12	Federal Home Loan Bank	0.25%	250,098	0.39%
300,000	7/25/12	Federal Home Loan Bank	0.25%	300,457	0.46%
250,000	8/10/12	Federal Home Loan Bank	0.35%	250,183	0.39%
600,000	8/22/12	Federal Home Loan Bank	1.75%	609,527	0.94%
200,000	1/16/13	Federal Home Loan Bank	1.50%	203,858	0.32%
250,000	7/10/12	Federal Home Loan Mortgage Corp.	0.18%	249,935	0.39%
500,000	1/9/13	Federal Home Loan Mortgage Corp.	1.38%	509,053	0.79%
250,000	9/23/13	Federal Home Loan Mortgage Corp.	0.55%	250,068	0.39%
250,000	9/30/13	Federal Home Loan Mortgage Corp.	0.55%	250,143	0.39%
400,000	5/18/12	Federal National Mortgage Association	4.88%	409,703	0.63%
250,000	7/16/12	Federal National Mortgage Association	0.18%	249,933	0.39%
200,000	7/30/12	Federal National Mortgage Association	1.13%	202,018	0.31%
750,000	10/30/12	Federal National Mortgage Association	0.50%	752,219	1.16%
Total U.S. government sponsored enterprise notes (cost: $5,013,078)				4,989,359	7.73%

Foreign Government Sponsored Enterprise Notes
Face Value	Maturity Date	Name	Yield[1]
$200,000	1/23/12	African Development Bank	1.88%	201,791	0.31%
200,000	3/21/12	European Investment Bank	4.63%	204,235	0.32%
250,000	6/11/12	Soc. de Financement de l'Economie Fr	2.25%	251,279	0.39%
Total foreign government sponsored enterprise notes (cost: $667,015)				657,305	1.02%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

December 31, 2011

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
U.S. Automobiles
$250,000	1/9/12	BMW US Capital, LLC	0.38%	$249,979	0.39%
U.S. Banks
200,000	1/25/12	Bank of Tokyo-Mitsubishi (NY)	0.29%	199,961	0.31%
200,000	2/15/12	Credit Suisse (USA), Inc.	0.45%	199,888	0.31%
150,000	3/19/12	Goldman Sachs	0.55%	149,821	0.23%
150,000	1/27/12	HSBC USA Inc.	0.20%	149,966	0.23%
250,000	1/4/12	Standard Chartered Bank (NY)	0.20%	249,995	0.39%
200,000	2/6/12	Union Bank, NA	0.18%	199,964	0.31%
U.S. Beverages
250,000	2/2/12	Anheuser-Busch InBev Worldwide Inc.	0.25%	249,944	0.39%
U.S. Charity
150,000	1/25/12	Salvation Army	0.10%	149,990	0.23%
U.S. Diversified Financial Services
150,000	1/18/12	American Honda Finance Corp.	0.17%	149,988	0.23%
250,000	1/11/12	General Electric Capital Corp.	0.14%	249,999	0.39%
200,000	2/27/12	ING (U.S.) Funding LLC	0.35%	199,889	0.31%
200,000	1/6/12	Nordea Invest Mgmt North America, Inc.	0.32%	199,991	0.31%
250,000	1/9/12	PACCAR Financial Corp.	0.08%	249,996	0.39%
250,000	2/15/12	Private Export Funding Corp.	0.11%	249,966	0.39%
150,000	1/13/12	River Fuel Trust 1	0.35%	149,980	0.23%
U.S. Energy
270,000	1/11/12	NextEra Energy	0.50%	269,966	0.42%
300,000	1/12/12	Oglethorpe Power Corp.	0.17%	299,984	0.46%
250,000	1/11/12	Southern Company	0.17%	249,988	0.39%
U.S. Food
250,000	1/5/12	Kellogg Company	0.19%	249,995	0.39%
U.S. Insurance
200,000	1/10/12	Metlife Funding, Inc.	0.07%	199,995	0.31%
Foreign Government Sponsored Enterprise
250,000	2/14/12	Corporacion Andina de Fomento	0.33%	249,899	0.39%
Foreign Banks
250,000	2/7/12	Australia and New Zealand Banking Group	0.25%	249,936	0.39%
250,000	1/6/12	John Deere Bank SA	0.10%	249,997	0.39%
250,000	1/17/12	Mizuho Funding LLC	0.20%	249,978	0.39%
250,000	3/8/12	Oversea-Chinese Banking Corp. Ltd	0.53%	249,753	0.39%
250,000	1/27/12	Sumitomo Mitsui Banking Corp.	0.24%	249,957	0.39%
Foreign Consumer Products
250,000	1/4/12	Reckitt Benckiser	0.30%	249,994	0.39%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

December 31, 2011

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield[1]
Foreign Energy
$250,000	1/4/12	BP Capital Markets	0.19%	$249,995	0.39%
250,000	2/1/12	GDF Suez	0.19%	249,959	0.39%
250,000	1/5/12	Pacific Gas and Electric	0.55%	249,985	0.39%
Foreign Healthcare
250,000	1/10/12	Covidien International Finance S.A	0.21%	249,987	0.39%
Total commercial paper (cost: $7,266,988)				7,268,685	11.30%

Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
U.S. Aerospace
$225,000	11/20/12	Boeing	1.88%	227,826	0.35%
200,000	4/1/12	McDonnell Douglas	9.75%	209,283	0.32%
U.S. Agriculture
200,000	8/13/12	Archer-Daniels-Midland	0.61%	200,488	0.31%
U.S. Apparel
75,000	8/23/13	V.F. Corporation	1.25%	75,229	0.12%
U.S. Banks
450,000	1/30/14	Bank of America	1.85%	407,722	0.63%
250,000	11/1/12	Bank of New York Mellon	4.95%	261,274	0.40%
300,000	7/27/12	BB&T	3.85%	309,835	0.48%
450,000	4/1/14	Citigroup	1.30%	425,538	0.66%
200,000	7/2/12	Credit Suisse AG (NY)	3.45%	205,652	0.32%
450,000	1/14/14	Credit Suisse AG (NY)	1.36%	436,874	0.68%
100,000	1/15/12	Credit Suisse (USA), Inc.	6.50%	103,179	0.16%
250,000	10/30/12	GMAC	1.75%	253,966	0.39%
300,000	12/19/12	GMAC	2.20%	305,941	0.47%
150,000	1/15/12	Goldman Sachs	6.60%	154,762	0.24%
250,000	2/6/12	Goldman Sachs	0.62%	249,863	0.39%
505,000	2/7/14	Goldman Sachs	1.44%	473,147	0.73%
450,000	5/2/14	JPMorgan Chase	1.30%	436,994	0.68%
225,000	4/29/13	Morgan Stanley	1.41%	212,595	0.33%
450,000	1/9/14	Morgan Stanley	0.69%	407,852	0.63%
300,000	10/23/12	Wells Fargo & Company	5.25%	313,498	0.48%
200,000	1/31/13	Wells Fargo & Company	4.38%	210,370	0.33%
U.S. Beverages
450,000	7/14/14	Anheuser-Busch InBev Worldwide Inc.	0.76%	448,582	0.69%
100,000	3/1/12	Coca-Cola Enterprises, Inc.	3.75%	101,694	0.16%
300,000	8/15/13	Coca-Cola Enterprises, Inc.	5.00%	324,729	0.50%
U.S. Chemical
200,000	11/15/12	Praxair, Inc.	1.75%	202,153	0.31%
U.S. Computers
450,000	4/1/14	Dell Inc.	0.97%	453,785	0.70%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

December 31, 2011

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
U.S. Computers (continued)
$200,000	3/1/12	Hewlett-Packard Company	0.64%	$200,019	0.31%
225,000	5/30/14	Hewlett-Packard Company	0.92%	217,726	0.34%
100,000	9/19/14	Hewlett-Packard Company	2.11%	99,587	0.15%
550,000	10/15/13	IBM	6.50%	614,082	0.95%
U.S. Consumer Products
250,000	8/15/14	Procter & Gamble	0.70%	251,880	0.39%
150,000	2/15/12	Kimberly-Clark Corporation	5.63%	153,999	0.24%
U.S. Diversified Financial Services
250,000	6/29/12	American Honda Finance Corp.	0.68%	249,940	0.39%
200,000	5/24/13	BlackRock	0.81%	200,049	0.31%
200,000	4/5/13	Caterpillar Financial Services	2.00%	204,450	0.32%
45,000	4/1/14	Caterpillar Financial Services	0.66%	45,018	0.07%
250,000	10/22/12	Citigroup Funding Inc.	1.88%	254,338	0.39%
250,000	12/10/12	Citigroup Funding Inc.	2.25%	254,971	0.39%
200,000	12/28/12	General Electric Capital Corp.	2.63%	204,831	0.32%
200,000	1/8/13	General Electric Capital Corp.	2.80%	206,491	0.32%
450,000	1/15/14	HSBC Finance Corp.	0.65%	415,162	0.64%
200,000	3/15/12	John Deere Capital Corp.	7.00%	206,845	0.32%
225,000	10/1/12	John Deere Capital Corp.	5.25%	235,792	0.36%
200,000	12/17/12	John Deere Capital Corp.	4.95%	208,736	0.32%
300,000	7/16/12	Massmutual Global Funding II	3.63%	309,515	0.48%
300,000	4/5/13	PACCAR Financial Corp.	0.72%	299,863	0.46%
200,000	2/15/12	Principal Life Global Funding I	6.25%	205,904	0.32%
225,000	4/14/14	SSIF Nevada, LP	1.10%	221,978	0.34%
200,000	10/12/12	Toyota Motor Credit Corp.	0.59%	200,339	0.31%
U.S. Energy
225,000	10/15/12	ConocoPhillips	4.75%	233,975	0.36%
450,000	1/15/12	Duke Energy Carolinas, LLC	6.25%	463,685	0.72%
250,000	10/31/12	Northern Natural Gas Company	5.38%	261,669	0.40%
225,000	12/13/13	Occidental Petroleum	1.45%	229,064	0.35%
U.S. Food
200,000	9/15/12	Cargill, Incorporated	5.60%	209,344	0.32%
U.S. Healthcare
230,000	3/1/14	Roche Holdings, Inc.	5.00%	252,648	0.39%
U.S. Insurance
100,000	1/10/14	Berkshire Hathaway Finance Corp.	0.72%	99,623	0.15%
300,000	2/11/13	Berkshire Hathaway Inc.	0.88%	301,371	0.47%
115,000	5/30/12	Jackson National Life Global Funding	6.13%	117,763	0.18%
250,000	4/4/14	MetLife Institutional Funding II	1.27%	250,248	0.39%
300,000	9/17/12	Metropolitan Life Global Funding I	2.88%	306,413	0.47%
200,000	1/11/13	Metropolitan Life Global Funding I	2.50%	204,784	0.32%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

December 31, 2011

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
U.S. Insurance (continued)
$200,000	8/22/12	New York Life Global Funding	0.54%	$200,081	0.31%
100,000	10/16/12	New York Life Global Funding	5.25%	104,803	0.16%
200,000	12/14/12	New York Life Global Funding	2.25%	202,865	0.31%
200,000	4/15/13	Pacific Life Global Funding	5.15%	211,079	0.33%
200,000	6/25/12	Pricoa Global Funding I	4.63%	203,339	0.31%
100,000	12/14/12	Principal Life Income Fundings	5.30%	104,330	0.16%
200,000	6/15/12	Travelers Companies, Inc.	5.38%	204,336	0.32%
U.S. Media
300,000	3/1/12	Walt Disney Company	6.38%	309,077	0.48%
150,000	12/1/14	Walt Disney Company	0.88%	150,808	0.23%
U.S. Manufacturing
435,000	6/21/13	Danaher Corporation	0.82%	435,743	0.67%
U.S. Pharmaceuticals
225,000	2/10/14	Novartis Capital Corporation	4.13%	244,369	0.38%
150,000	3/15/13	Pfizer Inc.	5.50%	160,995	0.25%
U.S. Retail
250,000	3/15/12	Costco Wholesale Corporation	5.30%	256,217	0.40%
425,000	7/18/14	Target Corporation	0.57%	425,487	0.66%
225,000	4/15/14	Wal-Mart Stores, Inc.	1.63%	230,723	0.36%
U.S. Semiconductor
200,000	5/15/13	Texas Instruments Incorporated	0.64%	200,568	0.31%
U.S. Steel
100,000	12/1/12	Nucor Corporation	5.00%	104,019	0.16%
U.S. Telecommunications
110,000	3/14/14	Cisco Systems, Inc.	0.79%	109,963	0.17%
270,000	3/28/14	Verizon Communications Inc.	1.18%	269,691	0.42%
Foreign Automobile
450,000	4/1/14	Volkswagen International Finance N.V.	0.98%	442,119	0.68%
Foreign Banks
200,000	12/21/12	ANZ National (Int'l) Limited	2.38%	203,584	0.31%
450,000	1/10/14	BNP Paribas	1.29%	416,343	0.64%
250,000	6/29/12	Commonwealth Bank of Australia	0.78%	249,803	0.39%
450,000	3/17/14	Commonwealth Bank of Australia	1.29%	443,000	0.69%
225,000	4/14/14	Danske Bank A/S	1.45%	217,582	0.34%
100,000	8/3/12	HSBC Bank PLC	0.88%	100,208	0.15%
250,000	1/18/13	HSBC Bank PLC	0.80%	249,489	0.39%
300,000	1/13/12	ING Bank N.V.	1.03%	300,654	0.46%
450,000	3/15/13	ING Bank N.V.	1.60%	439,859	0.68%
250,000	6/17/13	KfW Bankengruppe	0.29%	249,908	0.39%
200,000	6/15/12	National Australia Bank Limited	0.75%	200,103	0.31%
100,000	11/16/12	National Australia Bank Limited	2.35%	101,380	0.16%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

December 31, 2011

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Foreign Banks (continued)
$225,000	4/11/14	National Australia Bank Limited	1.11%	$223,308	0.35%
300,000	2/4/13	Rabobank Nederland	0.58%	300,199	0.46%
300,000	12/12/12	Royal Bank of Canada	0.69%	300,424	0.46%
250,000	3/8/13	Royal Bank of Canada	0.69%	250,168	0.39%
200,000	5/11/12	Royal Bank of Scotland PLC	2.63%	202,009	0.31%
270,000	7/26/13	Toronto-Dominion Bank	0.60%	269,910	0.42%
190,000	11/1/13	Toronto-Dominion Bank	0.89%	190,674	0.29%
100,000	12/14/12	Westpac Banking Corporation	1.90%	101,010	0.16%
250,000	3/31/14	Westpac Banking Corporation	1.31%	250,735	0.39%
Foreign Energy
425,000	3/10/12	BP Capital Markets P.L.C.	3.13%	431,049	0.67%
225,000	3/25/13	Shell International Finance B.V.	1.88%	230,317	0.36%
Foreign Mining
250,000	3/29/12	BHP Billiton Finance (USA) Limited	5.13%	256,031	0.40%
Foreign Pharmaceuticals
550,000	3/28/13	Sanofi	0.77%	550,570	0.85%
210,000	3/28/14	Sanofi	0.88%	209,726	0.32%
450,000	3/21/14	Teva Pharmaceutical Finance III BV	1.07%	447,533	0.69%
Foreign Telecommunications
175,000	2/27/12	Vodafone Group PLC	0.79%	175,150	0.27%

Total corporate notes (cost: $28,397,576)				27,936,271	43.19%

Total investment in securities (cost: $44,804,700)				$44,281,549	68.55%

Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
U.S. Banks
$250,000	1/17/12	Bank of Tokyo-Mitsubishi (NY)	0.36%	$250,444	0.39%
250,000	4/4/12	Deutsche Bank Aktiengesellschaft (NY)	0.45%	250,609	0.39%
200,000	11/13/12	Nordea Bank Finland PLC (NY)	0.65%	199,168	0.31%
250,000	3/1/13	PNC Bank	0.63%	248,172	0.38%
250,000	2/3/12	Shizuoka Bank, Ltd. (NY)	0.49%	250,234	0.39%
300,000	4/25/12	UBS AG (NY)	0.55%	301,003	0.47%
250,000	5/3/12	Westpac Banking Corp. (NY)	0.40%	250,669	0.39%
Foreign Government Sponsored Enterprise
250,000	5/25/12	Caisse Amortissement de la Dette Socia	0.43%	249,705	0.39%
Foreign Banks
250,000	1/17/12	Bank of Nova Scotia	0.32%	250,600	0.39%
200,000	6/11/12	Bank of Nova Scotia	0.74%	200,115	0.31%
250,000	11/20/12	Bank of Nova Scotia	0.74%	250,379	0.39%
250,000	1/24/12	Svenska Handelsbanken AB	0.38%	250,187	0.39%
Total certificates of deposit (cost: $2,950,195)				$2,951,285	4.59%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

December 31, 2011

Description	Fair Value	% of Partners' Capital (Net Asset Value)
Open Futures Contracts
Long U.S. Futures Contracts
Agricultural commodities	$29,095	0.04%
Currencies	61,569	0.10%
Energy products	19,162	0.03%
Interest rates	41,490	0.06%
Metals	(318,784)	(0.49)%
Stock indices	13,888	0.02%
Net unrealized loss on open long U.S. futures contracts	(153,580)	(0.24)%

Short U.S. Futures Contracts
Agricultural commodities	(346,033)	(0.54)%
Currencies	60,821	0.09%
Energy products	191,030	0.30%
Interest rates	(18,963)	(0.03)%
Metals	136,750	0.21%
Stock indices	20,049	0.03%
Net unrealized gain on open short U.S. futures contracts	43,654	0.06%

Total U.S. futures contracts - net unrealized loss on open U.S. futures contracts	(109,926)	(0.18)%

Long Foreign Futures Contracts
Interest rates (2)	695,322	1.08%
Stock indices	68,689	0.11%
Net unrealized gain on open long foreign futures contracts	764,011	1.19%

Short Foreign Futures Contracts
Agricultural commodities	87,815	0.14%
Currencies	429,186	0.66%
Interest rates	(75,194)	(0.12)%
Stock indices	88,959	0.14%
Net unrealized gain on open short foreign futures contracts	530,766	0.82%

Total foreign futures contracts - net unrealized gain on open foreign futures contracts	1,294,777	2.01%

Net unrealized gain on open futures contracts	$1,184,851	1.83%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

December 31, 2011

Description	Fair Value	% of Partners' Capital (Net Asset Value)
Open Forward Currency Contracts
U.S. Forward Currency Contracts
Long	$5,784	0.01%
Short	7,277	0.01%
Net unrealized gain on open U.S. forward currency contracts	13,061	0.02%

Foreign Forward Currency Contracts
Long	(35,591)	(0.06)%
Short	41,437	0.06%
Net unrealized gain on open foreign forward currency contracts	5,846	0.00%

Net unrealized gain on open forward currency contracts	$18,907	0.02%

(1) Represents the annualized yield at date of purchase for discount securities, the stated coupon rate for coupon-bearing securities, or the stated interest rate for certificates of deposit.

(2) No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

December 31, 2010

Description	Fair Value	% of Partners' Capital (Net Asset Value)
Open Futures Contracts
Long U.S. Futures Contracts
Agricultural commodities (1)	$904,521	1.69%
Currencies	1,675	0.00%
Energy products	288,899	0.54%
Interest rates	(35,509)	(0.07)%
Metals (1)	997,430	1.86%
Stock indices	134,266	0.25%
Net unrealized gain on open long U.S. futures contracts	2,291,282	4.27%

Short U.S. Futures Contracts
Agricultural commodities	(9,000)	(0.02)%
Energy products	(85,500)	(0.16)%
Interest rates	(7,391)	(0.01)%
Metals	(65,245)	(0.12)%
Net unrealized loss on open short U.S. futures contracts	(167,136)	(0.31)%

Total U.S. futures contracts - net unrealized gain on open U.S. futures contracts	2,124,146	3.96%

Long Foreign Futures Contracts
Agricultural commodities	20,842	0.04%
Interest rates	41,176	0.08%
Stock indices	3,896	0.01%
Net unrealized gain on open long foreign futures contracts	65,914	0.13%

Short Foreign Futures Contracts
Interest rates	(50,122)	(0.09)%
Stock indices	14,584	0.03%
Net unrealized loss on open short foreign futures contracts	(35,538)	(0.06)%

Total foreign futures contracts - net unrealized gain on open foreign futures contracts	30,376	0.07%

Net unrealized gain on open futures contracts	$2,154,522	4.03%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

December 31, 2010

Description	Fair Value	% of Partners' Capital (Net Asset Value)

Open Forward Currency Contracts
U.S. Forward Currency Contracts
Long	$369,809	0.69%
Short	(138,598)	(0.26)%
Net unrealized gain on open U.S. forward currency contracts	231,211	0.43%

Foreign Forward Currency Contracts
Long	(56,626)	(0.11)%
Short (1)	802,735	1.50%
Net unrealized gain on open foreign forward currency contracts	746,109	1.39%

Net unrealized gain on open forward currency contracts	$977,320	1.82%

(1) No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Statements of Operations

Years Ended December 31, 2011 and 2010

	2011	2010
Trading Gain (Loss) from Futures and Forwards Trading
Net realized gain	$1,328,808	$5,846,296
Net change in unrealized gain (loss)	(1,928,084)	3,346,717
Brokerage commissions and trading expenses	(165,431)	(87,084)
Net gain (loss) from futures and forwards trading	(764,707)	9,105,929

Net Investment Loss
Income (loss)
Interest income	519,067	116,528
Net realized and change in unrealized gain (loss) on securities and certificates of deposit	(657,515)	3,156
Total income (loss)	(138,448)	119,684
Expenses
Trading Advisor management fees	1,071,424	1,011,377
Trading Advisor incentive fees	1,165,512	618,276
Cash Manager fees	43,765	—
General Partner fee	846,396	458,261
Selling Agent fees – General Partner	423,469	255,150
Broker dealer custodial fee – General Partner	75,682	62,961
Broker dealer servicing fee – General Partner	41,818	25,455
Administrative expenses – General Partner	848,371	554,397
Offering expenses – General Partner	782,473	403,926
Total expenses	5,298,910	3,389,803
Administrative and offering expenses waived	(576,765)	(245,534)
Net total expenses	4,722,145	3,144,269
Net investment loss	(4,860,593)	(3,024,585)
Net Income (Loss)	$(5,625,300)	$6,081,344

	Series A	Series B	Series I	General Partner
Year Ended December 31, 2011
Decrease in net asset value per unit for the year	$(9.31)	$(8.62)	$(9.28)	$(7.08)
Net loss per unit (based on weighted average number of units outstanding during the year)	$(10.21)	$(9.00)	$(9.89)	$(6.30)
Weighted average number of units outstanding	219,638.5625	135,842.8268	215,115.4886	5,256.2726

Year Ended December 31, 2010
Increase in net asset value per unit for the year	$10.95	$13.44	$16.12	$18.65
Net income per unit (based on weighted average number of units outstanding during the year)	$12.11	$14.17	$17.99	$18.31
Weighted average number of units outstanding	138,675.7151	115,932.0983	149,182.1541	4,133.9088

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Statements of Cash Flows

Years Ended December 31, 2011 and 2010

	2011	2010
Cash flows from operating activities
Net income (loss)	$(5,625,300)	$6,081,344
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized (gain) loss from futures and forwards trading	1,928,084	(3,346,717)
Purchases of securities and certificates of deposit	(93,779,468)
Proceeds from disposition of securities and certificates of deposit	45,889,119	2,021,939
Net realized and change in unrealized (gain) loss in securities and certificates of deposit	657,515	(3,156)
Changes in
Trading Advisor management fees payable	(233,506)	122,726
Trading Advisor incentive fees payable	(582,381)	582,381
Commissions and other trading expenses payable on open contracts	6,101	(737)
Cash Manager fees payable	16,476	—
General Partner fee payable	31,561	20,632
Selling Agent fees payable – General Partner	12,429	11,176
Administrative expenses payable – General Partner	9,124	(32,108)
Offering expenses payable – General Partner	6,810	14,068
Broker dealer custodial fee payable – General Partner	(5)	1,777
Broker dealer servicing fee payable – General Partner	1,040	990
Net cash provided by (used in) operating activities	(51,662,401)	5,474,315

Cash flows from financing activities
Subscriptions	19,151,862	17,385,409
Subscriptions received in advance	1,426,321	2,536,859
Redemptions	(4,459,338)	(3,427,086)
Net cash provided by financing activities	16,118,845	16,495,182

Net increase (decrease) in cash and cash equivalents	(35,543,556)	21,969,497
Cash and cash equivalents, beginning of year	54,051,259	32,081,762
Cash and cash equivalents, end of year	$18,057,703	$54,051,259

End of year cash and cash equivalents consists of
Cash in broker trading accounts	$15,373,302	$15,061,686
Cash and cash equivalents	3,134,401	38,989,573
Total end of year cash and cash equivalents	$18,507,703	$54,051,259

Supplemental disclosure of cash flow information
Prior year redemptions paid	$35,507	$189,947
Prior year subscriptions received in advance	$2,536,859	$1,957,075

Supplemental schedule of non-cash financing activities
Redemptions payable	$528,168	$35,507

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Statements of Changes in Partners’ Capital (Net Asset Value)

Years Ended December 31, 2011 and 2010

	Series A		Series B		Series I		General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Balance at December 31, 2009	110,813.7773	$9,492,784	104,085.6268	$9,610,394	112,253.4442	$11,863,406	4,011.5691	$434,130	$31,400,714
Net income		1,679,404		1,642,755		2,683,503		75,682	6,081,344
Subscriptions	57,843.6599	5,095,563	36,806.4851	3,491,139	96,214.7618	10,655,782	795.2081	100,000	19,342,484
Redemptions	(3,083.1221)	(272,301)	(14,090.2424)	(1,333,219)	(15,245.0597)	(1,667,126)	—	—	(3,272,646)
Transfers	—	—	(146.0340)	(14,748)	127.0080	14,748	—	—	—
Balance at December 31, 2010	165,574.3151	15,995,450	126,655.8355	13,396,321	193,350.1543	23,550,313	4,806.7772	609,812	53,551,896
Net loss		(2,243,265)		(1,222,177)		(2,126,756)		(33,102)	(5,625,300)
Subscriptions	120,665.9516	11,371,595	26,568.8033	2,746,801	61,518.0207	7,370,325	1,677.3665	200,000	21,688,721
Redemptions	(15,753.6535)	(1,501,212)	(12,808.5003)	(1,280,101)	(18,198.6238)	(2,170,686)	—	—	(4,951,999)
Transfers	(968.3445)	(94,423)	441.8006	44,039	383.4251	50,384	—	—	—
Balance at December 31, 2011	269,518.2687	$23,528,145	140,857.9391	$13,684,883	237,052.9763	$26,673,580	6,484.1437	$776,710	$64,663,318

	Net Asset Value Per Unit
	Series A	Series B	Series I	General Partner
December 31, 2011	$87.30	$97.15	$112.52	$119.79
December 31, 2010	96.61	105.77	121.80	126.87
December 31, 2009	85.66	92.33	105.68	108.22

Seneca Global Fund, L.P.

Notes to Financial Statements

1.	Organization and Summary of Significant Accounting Policies

Description of the Fund

Seneca Global Fund, L.P. (formerly Aspect Global Diversified Fund LP) (“Fund”) is a Delaware limited partnership, which was formed in 2007. The Fund, which operates as a commodity investment pool, commenced investment operations on September 1, 2008. The Fund issues units of limited partner interests (“Units”) in four series: Series A, Series B, Series C and Series I, which represent units of fractional undivided beneficial interest in and ownership of the Fund.

The Fund uses commodity trading advisors to engage in the speculative trading of futures contracts, forward currency contracts and other financial instruments traded in the United States (“U.S.”) and internationally. The Fund does not currently use options or swaps as part of its trading system, but may employ them in the future.

Only Series A, B and I Units are offered by the fund. Series A, B and I Units will be re-designated as Series C Units after the Fee Limit has been reached. The Series C Units are identical to the other Units except that the Series C Units only incur the Trading Advisor management fee, Trading Advisor incentive fee, brokerage expenses, Cash Manager fees, General Partner management fee and administrative expenses. The Fee Limit is the total amount of selling agent commissions, broker dealer servicing fees paid to the selling agents, payments for wholesalers, payments for sales conferences, and other offering expenses that are items of compensation to Financial Industry Regulatory Authority (“FINRA”) members (but excluding among other items, the production and printing of prospectuses and related collateral material, as well as various legal and regulatory fees) paid by particular Series A, B or I Units when it is equal to 10% of the original purchase price paid by holders of those particular Units.

The Fund is a registrant with the U.S. Securities and Exchange Commission (“SEC”) pursuant to the U.S. Securities Exchange Act of 1933, as amended, (“1933 Act”) and the U.S. Securities Exchange Act of 1934, as amended, (“1934 Act”). As a registrant, the Fund is subject to the regulations of the SEC and the disclosure requirements of the 1933 Act and the 1934 Act. As a commodity pool, the Fund is subject to the regulations of the U.S. Commodity Futures Trading Commission (“CFTC”), an agency of the U.S. government, which regulates most aspects of the commodity futures industry; rules of the National Futures Association (“NFA”), an industry self-regulatory organization; rules of FINRA, an industry self-regulatory organization; and the requirements of commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of its futures brokers and interbank market makers through which the Fund trades.

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

Through April 30, 2011, Aspect Capital Limited was the sole trading advisor for the Fund. Effective May 1, 2011, the Fund changed its name to Seneca Global Fund, L.P., and began using multiple trading advisors to engage in the speculative trading of futures contracts, forward currency contracts and other financial instruments. Each trading advisor uses a proprietary, systematic trading system that deploys multiple trading strategies utilizing derivatives that seeks to identify and exploit directional moves in market behavior to a broad and diversified range of global markets including stock indices, currencies, interest rate instruments, energy products, metals and agricultural commodities.

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

Revenue Recognition

Futures, options on futures, forward currency contracts, investments in securities, and certificates of deposit are recorded on a trade date basis, and gains or losses are realized when contracts/positions are liquidated. Realized gains and losses on investments in securities and certificates of deposit are determined on a specific identification basis and are included in net realized and change in unrealized gain (loss) in the consolidated statements of operations. Unrealized gains and losses on open contracts (the difference between contract trade price and fair value) are reported in the statements of financial condition as net unrealized gain or loss, as there exists a right of offset of any unrealized gains or losses. The difference between cost and the fair value of open investments in securities and certificates of deposit is reflected as unrealized gain or loss on investments in securities and certificates of deposit. Any change in net unrealized gain or loss on from the preceding period is reported in the statements of operations. Interest income earned on investments in securities, certificates of deposit and other cash and cash equivalent balances is recorded on an accrual basis.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the years ended December 31, 2011 and 2010, there were no such transfers between levels.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through December 31, 2011. With few exceptions, the Fund is no longer subject to U.S. or state and local income tax examinations by tax authorities for years before 2008.

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

Recently Issued Accounting Pronouncement

In November 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual and interim periods beginning on or after January 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Fund’s effective date is January 1, 2013. The adoption of this guidance is not expected to have a material impact on the financial position or results of operations.

2.	Fair Value Disclosures

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At December 31, 2011
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$1,184,851	$—	$1,184,851
Net unrealized gain on open forward currency contracts*	—	18,907	18,907
Cash and cash equivalents:
Money market fund	1,013,019	—	1,013,019
Investments in securities:
U.S. Treasury securities*	3,429,929	—	3,429,929
U.S. government sponsored enterprise notes*	—	4,989,359	4,989,359
Foreign government sponsored enterprise notes*	—	657,305	657,305
Commercial paper*	—	7,268,685	7,268,685
Corporate notes*	—	27,936,271	27,936,271
Certificates of deposit*	—	2,951,285	2,951,285
Total	$5,627,799	$43,821,812	$49,449,611

*See the condensed schedule of investments for further description.

At December 31, 2010
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$2,154,522	$—	$2,154,522
Net unrealized gain on open forward currency contracts*	—	977,320	977,320
Cash and cash equivalents:
Money market fund	7,399	—	7,399
Total	$2,161,921	$977,320	$3,139,241

*See the condensed schedule of investments for further description.

There were no Level 3 holdings at December 31, 2011 and 2010, or during the years then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At December 31, 2011 and 2010, the Fund’s derivative contracts had the following impact on the statements of financial condition:

December 31, 2011	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net
Equity in broker trading accounts
Net unrealized gain on open futures contracts
Agricultural commodities	$224,779	$(453,902)	$(229,123)
Currencies	663,637	(112,061)	551,576
Energy products	251,099	(40,907)	210,192
Interest rates	899,598	(256,943)	642,655
Metals	223,462	(405,496)	(182,034)
Stock indices	222,185	(30,600)	191,585
Net unrealized gain on open futures contracts	$2,484,760	$(1,299,909)	$1,184,851

Net unrealized gain on open forward currency contracts	$71,863	$(52,956)	$18,907

At December 31, 2011, there were 3,745 open futures contracts and 83 open forward currency contracts.

December 31, 2010	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net
Equity in broker trading accounts
Net unrealized gain on open futures contracts
Agricultural commodities	$931,812	$(15,449)	$916,363
Currencies	1,675	—	1,675
Energy products	308,149	(104,750)	203,399
Interest rates	92,261	(144,107)	(51,846)
Metals	999,158	(66,973)	932,185
Stock indices	239,757	(87,011)	152,746
Net unrealized gain on open futures contracts	$2,572,812	$(418,290)	$2,154,522

Net unrealized gain on open forward currency contracts	$1,202,472	$(225,152)	$977,320

At December 31, 2010, there were 1,891 open futures contracts and 494 open forward currency contracts.

For the years ended December 31, 2011 and 2010, the Fund’s futures and forward currency contracts had the following impact on the statements of operations:

	2011		2010
Types of Exposure	Net realized gain	Net change in unrealized gain (loss)	Net realized gain	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(1,621,455)	$(1,145,486)	$1,354,154	$578,534
Currencies	(1,749,120)	549,901	(14,097)	9,025
Energy products	(263,343)	6,793	(1,631,831)	72,811
Interest rates	3,878,754	694,501	5,102,652	592,250
Metals	1,457,226	(1,114,219)	310,302	1,130,883
Stock indices	(2,681,334)	38,839	(630,601)	(136,751)
Total futures contracts	$(979,272)	$(969,671)	$4,490,579	$2,246,752

Forward currency contracts	2,486,150	(958,413)	1,401,130	1,099,965

Total futures and forward currency contracts	$1,506,878	$(1,928,084)	$5,891,709	$3,346,717

For the years ended December 31, 2011 and 2010, the number of futures contracts closed was 39,781 and 23,419, respectively, and the number of forward currency contracts closed was 6,239 and 7,477, respectively.

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

At December 31, 2011 and 2010, the General Partner had an investment of 6,484.1437 units valued at $ 776,710, and 4,806.7772 units valued at $609,812, respectively.

The General Partner earns the following compensation:

▪	General Partner Fee – each Series of Units, other than General Partner Units, incurs a monthly fee equal to 1/12th of 1.5% of the respective Series’ month-end net asset value, payable in arrears. Prior to May 1, 2011, the General Partner fee was 1.1% per annum.

▪	Selling Agent Fees – the General Partner charges Series A Units a monthly fee equal to 1/12th of 2% of the outstanding Series A Units’ month-end net asset value, payable in arrears. The General Partner pays to the selling agents an upfront fee of 2% of the aggregate subscription amount for the sale of Series A Units. Beginning in the 13th month, the General Partner pays the selling agents a monthly fee in arrears equal to 1/12th of 2.00% of the outstanding Series A Units’ month-end net asset value. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fee are retained by the General Partner.

▪	Broker Dealer Servicing Fee – the General Partner charges Series A Units a monthly fee equal to 1/12th of 0.15% of their month-end net asset value. The Series B Units which are not subject to a broker dealer custodial fee incur a monthly fee equal to 1/12th of 0.6% of their month-end net asset value. These fees are payable in arrears to the selling agents by the General Partner. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fee are retained by the General Partner.

▪	Broker Dealer Custodial Fee – the General Partner charges Series B Units that are held by broker dealers who act as custodian for Series B Units for the benefit of the limited partners, a monthly fee to such broker dealers equal to 1/12th of 0.6% of the outstanding Series B Units’ month-end net asset value. These fees are payable in arrears to the selling agents by the General Partner.

5.	Trading Advisors and Cash Managers

Effective May 1, 2011, the Fund uses three trading advisors. Trading advisor management fees range from 1% to 1.5% per annum of each trading advisors’ respective trading level (as defined in each respective advisory agreement) and trading advisor incentive fees equal to 20% of net new trading profits (as defined in each respective advisory agreement). Prior to May 1, 2011, the Fund used a single trading advisor, which charged the Fund a management fee of 2% per annum of the Fund’s trading level (as defined in the advisory agreement) and an incentive fee, payable quarterly, equal to 20% of net new trading profits (as defined in the advisory agreement).

Effective April 2011, the Fund engaged J.P. Morgan Investment Management, Inc. and Principal Global Investors, LLC (collectively, the “Cash Managers”) to provide cash management services to the Fund. The Fund incurs monthly fees, payable in arrears to the Cash Managers, equal to approximately 1/12th of 0.11% of the investments in securities and certificates of deposit.

6.	Deposits with Brokers

To meet margin requirements, the Fund deposits funds with its brokers, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with its brokers. At December 31, 2011 and 2010, the Fund had margin deposit requirements of $7,516,495 and $6,567,566, respectively.

7.	Administrative and Offering Expenses

The Fund reimburses the General Partner for actual monthly administrative expenses paid to various third-party service providers, including the General Partner, up to 1/12th of 0.95% of the Fund’s month-end net asset value, payable in arrears. Actual administrative expenses may vary; however, such administrative expenses will not exceed 0.95% of the Fund’s month-end net asset value per annum. The administrative expenses include legal, accounting, clerical and other back office related expenses related to the administration of the Fund and all other associated costs incurred by the Fund. For the years ended December 31, 2011 and 2010, actual administrative expenses were $848,371 and $554,397, respectively. Such amounts are presented as administrative expenses in the statements of operations.

During the years ended December 31, 2011 and 2010, the General Partner absorbed administrative expenses in excess of the 0.95% limitation of $256,532 and $154,059, respectively. Such amounts are included in administrative and offering expenses waived in the statements of operations.

At December 31, 2011 and 2010, $51,851 and $42,727, respectively, were payable to the General Partner for administrative expenses incurred on behalf of the Fund and not waived by the General Partner. Such amounts are presented as administrative expenses payable – General Partner in the statements of financial condition.

The Fund reimburses the General Partner for actual ongoing offering expenses, up to 1/12th of 0.75% of the Fund’s month-end net asset value pro rata for each Series of Units except for the General Partner and Series C Units, payable monthly in arrears. Actual ongoing offering expenses in excess of this limitation are absorbed by the General Partner. For the years ended December 31, 2011 and 2010, actual offering expenses were $782,473 and $403,926, respectively. Such amounts are presented as offering expenses in the statements of operations.

During the years ended December 31, 2011 and 2010, the General Partner absorbed offering expenses in excess of the 0.75% limitation of $320,233 and $91,475, respectively. Such amounts are included in administrative and offering expenses waived in the statements of operations. At December 31, 2011 and 2010, $40,449 and $33,639, respectively, were payable to the General Partner for offering expenses incurred on behalf of the Fund and not waived by the General Partner. Such amounts are presented as offering expenses payable – General Partner in the statements of financial condition.

8.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner. The minimum investment is $10,000. Units are sold at the net asset value per Series A, B and I Units as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted. At December 31, 2011 and 2010, the Fund received advance subscriptions of $1,426,321 and $2,536,859, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to year-end.

The Fund is not required to make distributions, but may do so at the sole discretion of the General Partner. A limited partner may request and receive redemption of Series A, B and I Units owned at the end of any month, subject to five business days prior written notice to the General Partner and in certain circumstances, restrictions in the partnership agreement.

Series A Units redeemed prior to the first anniversary of the subscription date are subject to a redemption fee equal to the product of (i) 2% of the subscription price for such Series A Units on the subscription date, divided by twelve (ii) multiplied by the number of months remaining before the first anniversary of the subscription date. Series B, C and I Units are not subject to the redemption fee. During 2011 and 2010, these redemption fees were negligible.

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

Purchase and sale of futures contracts requires margin deposits with futures brokers. Additional deposits may be necessary for any loss of contract value. The Commodity Exchange Act (“CEAct”) requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury securities) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than (or none of) the total cash and other property deposited. The Fund uses Newedge USA, LLC and J. P. Morgan Securities, LLC as its futures brokers and Newedge UK Financial Limited as its forward currency counterparty.

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

The Cash Managers manage the Fund’s cash and excess margin through investments in fixed income instruments, pursuant to investment parameters established by the General Partner. The Fund’s objective in retaining the Cash Managers is to enhance the return on its assets not required to be held by the Fund’s brokers to support the Fund’s trading. There is no guarantee that the Cash Managers will achieve returns for the Fund, net of fees payable to the Cash Managers, in excess of the returns previously achieved through the General Partner’s efforts and/or available through the Fund’s brokers, or that the Cash Managers will avoid a loss of principal on amounts placed under their management.

Prior to April 2011, the Fund used UBS Financial Services, Inc. as its cash management securities broker for the investment of a portion of the Fund’s excess margin amounts into fixed income instruments.

The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The limited partners bear the risk of loss only to the extent of the fair value of their respective investments and, in certain circumstances, distributions and redemptions received.

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises. The following table presents the exposure at December 31, 2011.

Country or Region	U.S. Treasury Securities	Gov't Sponsored Enterprise Notes	Commercial Paper	Corporate Notes	Certificates of Deposit	Total	% of Partners' Capital (Net Asset Value)
United States	$3,429,929	$4,989,359	$4,519,245	$19,933,426	$1,750,299	$34,622,258	53.62%
Australia	-	-	249,936	1,825,370		2,075,306	3.21%
France	-	251,279	249,959	1,176,639	249,705	1,927,582	2.98%
Great Britain	-	-	499,989	1,361,489		1,861,478	2.88%
Netherlands	-	-	-	1,713,148		1,713,148	2.65%
Canada	-	-	-	1,011,176	701,094	1,712,270	2.65%
Netherland Antilles	-	-	249,985	447,533		697,518	1.08%
Luxumberg	-	-	499,984	-	-	499,984	0.77%
Japan	-	-	499,935	-		499,935	0.77%
Sweden	-	-	-	-	250,187	250,187	0.39%
Germany	-	-	-	249,908	-	249,908	0.39%
South America multi-national	-	-	249,899	-	-	249,899	0.39%
Singapore	-	-	249,753	-	-	249,753	0.39%
Denmark	-	-	-	217,582	-	217,582	0.34%
Europe multi-national	-	204,235	-	-	-	204,235	0.32%
Africa multi-national	-	201,791	-	-	-	201,791	0.31%
Total	$3,429,929	$5,646,664	$7,268,685	$27,936,271	$2,951,285	$47,232,834	73.14%

At December 31, 2010, the Fund had no investments in debt securities or certificates of deposit.

10.	Indemnifications

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

The following information presents per Unit operating performance results and other supplemental financial ratios for the years ended December 31, 2011 and 2010. This information has been derived from information presented in the financial statements for limited partner Units and assumes that a Unit is outstanding throughout the entire year:

	2011			2010
	Series A Units	Series B Units	Series I Units	Series A Units	Series B Units	Series I Units
Per Unit Operating Performance
Net asset value per unit at beginning of year	$96.61	$105.77	$121.80	$85.66	$92.33	$105.68
Income (loss) from operations
Gain (loss) from futures and forwards trading (1)	(0.47)	(0.74)	(0.84)	18.79	20.27	23.65
Net investment loss (1)	(8.84)	(7.88)	(8.44)	(7.84)	(6.83)	(7.53)
Total income (loss) from operations	(9.31)	(8.62)	(9.28)	10.95	13.44	16.12
Net asset value per unit at end of year	$87.30	$97.15	$112.52	$96.61	$105.77	$121.80

Total return	(9.64)%	(8.15)%	(7.62)%	12.77%	14.55%	15.25%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to Trading Advisor incentive fees (2) (3)	7.23%	5.57%	4.96%	7.56%	5.96%	5.40%
Trading Advisor incentive fees	1.99%	1.85%	1.89%	1.49%	1.38%	1.62%
Total expenses (2) (3)	9.22%	7.42%	6.85%	9.05%	7.34%	7.02%
Net investment loss (2) (3)	(9.47)%	(7.62)%	(7.07)%	(8.76)%	(7.05)%	(6.72)%

Total returns are calculated based on the change in value of a Series A, Series B or Series I Units during the year. An individual limited partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

(1)	The net investment loss per unit is calculated by dividing the net investment loss by the average number of Series A, Series B or Series I Units outstanding during the year. Gain (loss) from futures and forwards trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information. Such balancing amount may differ from the calculation of gain (loss) from futures and forwards trading per unit due to the timing of trading gains and losses during the year relative to the number of units outstanding.
(2)	All of the ratios under Other Financial Ratios are computed net of involuntary waivers of administrative and offering expenses. For the years ended December 31, 2011 and 2010, the ratios are net of 0.42 % and 0.38% effect of waived administrative expenses, respectively. For the years ended December 31, 2011 and 2010, the ratios are net of 0.53 % and 0.23% effect of waived offering expenses, respectively.
(3)	The net investment loss includes interest income and excludes realized and change in unrealized gain (loss) from futures and forwards trading activities as shown on the statements of operations. The total amount is then reduced by all expenses, excluding brokerage commissions, which are included in net gain (loss) from futures and forwards trading on the statements of operations. The resulting amount is divided by the average net asset value for the year.

