Form 10-Q
period 2012-03-31
SENECA GLOBAL FUND, L.P.
filed 2012-05-14
CIK 1414581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes ☐ No ☒

Part I: Financial Information

Item 1. Financial Statements

Seneca Global Fund, L.P.

Statements of Financial Condition

March 31, 2012 (Unaudited) and December 31, 2011 (Audited)

	March 31, 2012	December 31, 2011
Assets
Equity in broker trading accounts
Cash	$23,481,414	$15,373,302
Net unrealized gain (loss) on open futures contracts	(448,683)	1,184,851
Net unrealized gain (loss) on open forward currency contracts	(24,490)	18,907
Total equity in broker trading accounts	23,008,241	16,577,060
Cash and cash equivalents	3,205,620	3,134,401
Investments in securities, at fair value	37,096,267	44,281,549
Certificates of deposit, at fair value	3,455,744	2,951,285
Total assets	$66,765,872	$66,944,295

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fee payable	$76,872	$78,262
Trading Advisor incentive fee payable	73,650	—
Commissions and other trading fees payable on open contracts	9,905	9,096
Cash Manager fees payable	13,799	16,476
General Partner fee payable	80,202	80,898
Selling Agent fees payable – General Partner	39,969	39,572
Administrative expenses payable – General Partner	51,396	51,851
Offering expenses payable – General Partner	40,101	40,449
Broker dealer custodial fee payable – General Partner	5,810	6,169
Broker dealer servicing fee payable – General Partner	3,853	3,715
Redemptions payable	1,353,321	528,168
Subscriptions received in advance	1,632,356	1,426,321
Total liabilities	3,381,234	2,280,977
Partners’ Capital (Net Asset Value)
General Partner Units – 6,484.1437 units outstanding at March 31, 2012 and December 31, 2011	760,203	776,710
Series A Units – 278,040.8628 and 269,518.2687 units outstanding at March 31, 2012 and December 31, 2011, respectively	23,494,998	23,528,145
Series B Units – 135,854.5200 and 140,857.9391 units outstanding at March 31, 2012 and December 31, 2011, respectively	12,827,063	13,684,883
Series I Units – 240,180.3953 and 237,052.9763 units outstanding at March 31, 2012 and December 31, 2011, respectively	26,302,374	26,673,580
Total partners’ capital (net asset value)	63,384,638	64,663,318
Total liabilities and partners’ capital (net asset value)	$66,765,872	$66,944,295

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments

March 31, 2012

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Investments in Securities
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$125,000	6/15/12	U.S. Treasury Note	1.88%	$126,138	0.19%
200,000	7/31/12	U.S. Treasury Note	4.63%	204,511	0.32%
100,000	7/31/12	U.S. Treasury Note	0.63%	100,270	0.16%
1,225,000	8/31/12	U.S. Treasury Note	0.38%	1,226,502	1.94%
100,000	9/30/12	U.S. Treasury Note	0.38%	100,107	0.16%
450,000	10/31/12	U.S. Treasury Note	3.88%	466,944	0.74%
525,000	11/15/12	U.S. Treasury Note	1.38%	531,620	0.84%
300,000	11/30/12	U.S. Treasury Note	0.50%	301,125	0.48%
325,000	1/15/13	U.S. Treasury Note	1.38%	328,922	0.52%
300,000	2/15/13	U.S. Treasury Note	1.38%	303,533	0.48%
350,000	3/31/13	U.S. Treasury Note	2.50%	357,899	0.56%
400,000	6/30/13	U.S. Treasury Note	0.38%	400,910	0.63%
400,000	11/15/13	U.S. Treasury Note	0.50%	401,961	0.63%
400,000	12/31/13	U.S. Treasury Note	0.13%	398,751	0.63%
Total U.S. Treasury securities (cost: $5,276,236)				5,249,193	8.28%

U.S. Government Sponsored Enterprise Notes
Face Value	Maturity Date	Name	Yield[1]
$250,000	4/2/12	Federal Home Loan Bank	0.17%	250,110	0.39%
250,000	6/20/12	Federal Home Loan Bank	1.88%	252,249	0.40%
250,000	6/27/12	Federal Home Loan Bank	0.25%	250,222	0.39%
300,000	7/25/12	Federal Home Loan Bank	0.25%	300,279	0.47%
31,250	8/10/12	Federal Home Loan Bank	0.35%	31,302	0.05%
200,000	1/16/13	Federal Home Loan Bank	1.50%	202,616	0.32%
200,000	1/29/13	Federal Home Loan Bank	0.38%	200,384	0.32%
400,000	5/18/12	Federal National Mortgage Assoc.	4.88%	409,771	0.65%
200,000	7/30/12	Federal National Mortgage Assoc.	1.13%	201,020	0.32%
750,000	10/30/12	Federal National Mortgage Assoc.	0.50%	752,769	1.19%
250,000	7/10/12	Federal Home Loan Mortgage Corp.	0.18%	249,966	0.39%
250,000	7/16/12	Federal Home Loan Mortgage Corp.	0.18%	249,963	0.39%
Total U.S. government sponsored enterprise notes (cost: $3,372,550)				3,350,651	5.28%

Foreign Government Sponsored Enterprise Notes
Face Value	Maturity Date	Name	Yield[1]
$250,000	6/11/12	Societe de Financement de l'Economie Fr.	2.25%	252,352	0.40%
Total foreign government sponsored enterprise notes (cost: $254,731)				252,352	0.40%

Total government sponsored enterprise notes (cost: $3,627,281)				3,603,003	5.68%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

March 31, 2012

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Agriculture
$250,000	5/21/12	Philip Morris International Inc.	0.17%	$249,941	0.39%
Banks
200,000	4/30/12	Barclays US Funding LLC	0.15%	199,976	0.32%
150,000	5/2/12	Credit Suisse (USA), Inc.	0.22%	149,972	0.24%
150,000	4/26/12	HSBC USA Inc.	0.24%	149,975	0.24%
200,000	6/26/12	The Bank of Tokyo-Mitsubishi UFJ (NY)	0.36%	199,828	0.32%
220,000	4/11/12	Union Bank	0.25%	219,985	0.35%
Beverages
250,000	5/1/12	Anheuser-Busch InBev Worldwide Inc.	0.25%	249,948	0.39%
250,000	4/11/12	Bacardi U.S.A., Inc.	0.43%	249,970	0.39%
Computers
250,000	4/9/12	Hewlett-Packard Company	0.44%	249,976	0.39%
Diversified Financial Services
270,000	5/3/12	Caterpillar Financial Services Corp	0.12%	269,971	0.44%
200,000	4/16/12	ING (U.S.) Funding LLC	0.30%	199,985	0.32%
210,000	4/19/12	Louis Dreyfus Commodities LLC	0.20%	209,979	0.33%
200,000	4/9/12	PACCAR Financial Corp.	0.13%	199,994	0.32%
200,000	4/4/12	Rabobank USA Financial Corporation	0.46%	199,999	0.32%
250,000	4/30/12	River Fuel Company #2, Inc.	0.18%	249,964	0.39%
250,000	7/24/12	UOB Funding LLC	0.30%	249,786	0.39%
Energy
250,000	4/10/12	Duke Energy Corporation	0.40%	249,975	0.39%
250,000	4/5/12	NextEra Energy Capital Holdings, Inc.	0.42%	249,988	0.39%
250,000	4/11/12	The Southern Company	0.20%	249,986	0.39%
Mining
250,000	4/23/12	BHP Billiton Finance (USA) Limited	0.13%	249,980	0.39%
Total U.S. commercial paper (cost: $4,498,250)				4,499,178	7.10%

Foreign Commercial Paper
Banks
$250,000	5/7/12	Commonwealth Bank of Australia	0.15%	249,963	0.39%
250,000	2/1/13	DBS Bank Ltd.	0.89%	248,098	0.39%
270,000	4/16/12	DNB Bank ASA	0.17%	269,981	0.45%
250,000	6/1/12	Oversea-Chinese Banking Corp.	0.30%	249,873	0.39%
250,000	4/23/12	Sumitomo Mitsui Banking Corp.	0.25%	249,962	0.39%
Consumer Products
250,000	3/5/13	Reckitt Benckiser Treasury Services PLC	0.75%	247,707	0.39%
Energy
250,000	4/30/12	GDF Suez	0.22%	249,956	0.39%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

March 31, 2012

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield[1]
Government Sponsored Enterprise
$250,000	4/17/12	Corporacion Andina de Fomento	0.29%	$249,968	0.39%
Total foreign commercial paper (cost: $2,015,304)				2,015,508	3.18%

Total commercial paper (cost: $6,513,554)				6,514,686	10.28%

U.S. Corporate Notes

Face Value	Maturity Date	Name	Yield[1]
Aerospace
$225,000	11/20/12	Boeing	1.88%	228,573	0.36%
200,000	4/1/12	McDonnell Douglas	9.75%	209,847	0.33%
Apparel
75,000	8/23/13	V.F. Corporation	1.24%	75,102	0.12%
Banks
200,000	1/30/14	Bank of America Corporation	1.97%	197,047	0.31%
450,000	4/1/14	Citigroup Inc.	1.51%	443,844	0.70%
200,000	7/2/12	Credit Suisse New York	3.45%	202,933	0.32%
450,000	1/14/14	Credit Suisse New York	1.53%	449,363	0.71%
250,000	10/30/12	GMAC Inc.	1.75%	254,051	0.40%
300,000	12/19/12	GMAC Inc.	2.20%	306,078	0.48%
450,000	5/2/14	JPMorgan Chase & Co.	1.22%	451,001	0.71%
450,000	1/9/14	Morgan Stanley	0.88%	428,861	0.68%
250,000	11/1/12	The Bank of New York Mellon	4.95%	261,579	0.41%
250,000	2/7/14	The Goldman Sachs Group, Inc.	1.53%	246,056	0.39%
300,000	5/1/13	Wachovia Corporation	5.50%	321,942	0.51%
Beverages
450,000	7/14/14	Anheuser-Busch InBev Worldwide Inc.	0.93%	451,576	0.71%
300,000	8/15/13	Coca-Cola Enterprises, Inc.	5.00%	318,858	0.50%
Chemicals
200,000	11/15/12	Praxair, Inc.	1.75%	202,939	0.32%
Computers
450,000	4/1/14	Dell Inc.	1.18%	453,713	0.72%
225,000	5/30/14	Hewlett-Packard Company	0.89%	222,583	0.35%
100,000	9/19/14	Hewlett-Packard Company	2.02%	100,812	0.16%
550,000	10/15/13	IBM	6.50%	615,780	0.97%
Consumer Products
250,000	8/15/14	The Procter & Gamble Company	0.70%	250,992	0.40%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

March 31, 2012

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Diversified Financial Services
$250,000	6/29/12	American Honda Finance Corporation	0.57%	$249,942	0.39%
200,000	5/24/13	BlackRock, Inc.	0.79%	200,854	0.32%
45,000	4/1/14	Caterpillar Financial Services Corp.	0.87%	45,301	0.07%
200,000	12/28/12	General Electric Capital Corporation	2.63%	204,898	0.32%
450,000	1/15/14	HSBC Finance Corporation (USA)	0.82%	438,079	0.69%
225,000	10/1/12	John Deere Capital Corporation	5.25%	236,413	0.37%
200,000	12/17/12	John Deere Capital Corporation	4.95%	209,181	0.33%
300,000	4/5/13	PACCAR Financial Corp.	0.69%	301,508	0.48%
225,000	4/14/14	SSIF Nevada, Limited Partnership	1.27%	223,877	0.35%
200,000	10/12/12	Toyota Motor Credit Corporation	0.78%	200,625	0.32%
200,000	1/14/13	Toyota Motor Credit Corporation	0.78%	200,703	0.32%
275,000	2/17/15	Toyota Motor Credit Corporation	1.00%	275,273	0.43%
Energy
225,000	10/15/12	ConocoPhillips	4.75%	235,021	0.37%
250,000	10/31/12	Northern Natural Gas Company	5.38%	262,245	0.41%
225,000	12/13/13	Occidental Petroleum Corporation	1.45%	229,285	0.36%
Food
200,000	9/15/12	Cargill, Incorporated	5.60%	204,589	0.32%
Healthcare
230,000	3/1/14	Roche Holdings, Inc.	5.00%	248,873	0.39%
Insurance
100,000	1/10/14	Berkshire Hathaway Finance Corp.	0.91%	100,412	0.16%
200,000	2/11/13	Berkshire Hathaway Inc.	0.94%	201,247	0.32%
100,000	2/11/13	Berkshire Hathaway Inc.	0.94%	100,623	0.16%
115,000	5/30/12	Jackson National Life Global Funding	6.13%	118,246	0.19%
200,000	1/11/13	Metropolitan Life Global Funding I	2.50%	203,194	0.32%
200,000	4/10/13	Metropolitan Life Global Funding I	5.13%	213,924	0.34%
200,000	8/22/12	New York Life Global Funding	0.54%	200,099	0.32%
100,000	10/16/12	New York Life Global Funding	5.25%	104,911	0.17%
200,000	4/15/13	Pacific Life Global Funding	5.15%	213,253	0.34%
200,000	6/25/12	Pricoa Global Funding I	4.63%	204,222	0.32%
200,000	9/27/13	Pricoa Global Funding I	0.67%	198,298	0.31%
100,000	12/14/12	Principal Life Income Fundings	5.30%	104,705	0.17%
200,000	6/15/12	The Travelers Companies, Inc.	5.38%	205,107	0.32%
Media
150,000	12/1/14	The Walt Disney Company	0.88%	151,102	0.24%
Manufacturing
435,000	6/21/13	Danaher Corporation	0.72%	436,266	0.69%
Pharmaceutical
225,000	2/10/14	Novartis Capital Corporation	4.13%	240,975	0.38%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

March 31, 2012

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
$150,000	3/15/13	Pfizer Inc.	5.50%	$157,600	0.25%
Retail
425,000	7/18/14	Target Corporation	0.73%	426,840	0.67%
225,000	4/15/14	Wal-Mart Stores, Inc.	1.63%	232,117	0.37%
Steel
100,000	12/1/12	Nucor Corporation	5.00%	104,422	0.16%
Telecommunication
225,000	2/13/15	AT&T Inc.	0.88%	223,931	0.35%
110,000	3/14/14	Cisco Systems, Inc.	0.72%	110,599	0.17%
270,000	3/28/14	Verizon Communications Inc.	1.08%	272,262	0.43%
Transportation
200,000	1/15/13	United Parcel Service, Inc.	4.50%	208,313	0.33%
Total U.S. corporate notes (cost: $15,521,036)				15,392,865	24.28%

Foreign Corporate Notes
Automotive
$450,000	4/1/14	Volkswagen International Finance N.V.	1.19%	449,991	0.71%
Banks
400,000	12/21/12	ANZ National (Int'l) Limited	2.38%	407,194	0.64%
200,000	6/28/13	Bank of Montreal	2.13%	204,471	0.33%
450,000	1/10/14	BNP Paribas	1.48%	442,197	0.70%
250,000	6/29/12	Commonwealth Bank of Australia	0.67%	249,892	0.39%
225,000	4/14/14	Danske Bank A/S	1.62%	221,991	0.35%
250,000	1/18/13	HSBC Bank PLC	0.96%	250,518	0.40%
450,000	3/15/13	ING Bank N.V.	1.52%	450,477	0.71%
250,000	6/17/13	KfW Bankengruppe	0.25%	249,928	0.39%
200,000	6/15/12	National Australia Bank Limited	0.67%	200,060	0.32%
100,000	11/16/12	National Australia Bank Limited	2.35%	101,966	0.16%
225,000	4/11/14	National Australia Bank Limited	1.30%	224,845	0.35%
300,000	2/4/13	Rabobank Nederland	0.68%	300,257	0.47%
250,000	3/8/13	Royal Bank of Canada	0.62%	250,490	0.40%
200,000	9/14/12	Svenska Handelsbanken AB	2.88%	202,233	0.32%
200,000	5/11/12	The Royal Bank of Scotland	2.63%	202,383	0.32%
270,000	7/26/13	The Toronto-Dominion Bank	0.74%	271,140	0.43%
100,000	12/14/12	Westpac Banking Corporation	1.90%	101,442	0.16%
250,000	3/31/14	Westpac Banking Corporation	1.20%	249,772	0.39%
Energy
225,000	3/25/13	Shell International Finance B.V.	1.88%	228,446	0.36%
Insurance
200,000	4/22/13	Monumental Global Funding III	5.50%	213,649	0.34%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

March 31, 2012

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Pharmaceutical
$200,000	3/28/13	Sanofi	0.67%	$200,753	0.32%
210,000	3/28/14	Sanofi	0.78%	211,117	0.33%
450,000	3/21/14	Teva Pharmaceutical Finance III BV	0.97%	451,308	0.71%
Total foreign corporate notes (cost: $6,361,103)				6,336,520	10.00%

Total corporate notes (cost: $21,882,139)				21,729,385	34.28%

Total investment in securities (cost: $37,299,210)				$37,096,267	58.52%

U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$100,000	8/15/13	Bank of Montreal (Chicago)	0.70%	$100,064	0.16%
250,000	6/15/12	Barclays Bank PLC (NY)	0.33%	250,057	0.39%
250,000	3/14/13	Deutsche Bank Aktiengesellschaft (NY)	1.06%	250,195	0.39%
250,000	1/9/13	National Bank of Canada (NY)	0.66%	250,724	0.40%
200,000	11/13/12	Nordea Bank Finland PLC (NY)	0.71%	199,987	0.32%
250,000	3/1/13	PNC Bank	0.59%	250,187	0.39%
200,000	6/11/12	The Bank of Nova Scotia (NY)	0.67%	200,224	0.32%
250,000	11/20/12	The Bank of Nova Scotia (NY)	0.74%	251,269	0.40%
250,000	9/10/12	The Bank of Tokyo-Mitsubishi UFJ (NY)	0.52%	250,060	0.39%
250,000	9/7/12	The Norinchukin Bank (NY)	0.55%	250,028	0.39%
300,000	4/25/12	UBS AG (NY)	0.55%	301,618	0.48%
250,000	5/3/12	Westpac Banking Corporation (NY)	0.40%	250,972	0.40%
Charity
150,000	4/4/12	The Salvation Army	0.30%	150,226	0.24%
Total U.S. certificates of deposit (cost: $2,950,472)				2,955,611	4.67%

Foreign Certificates of Deposit
Banks
250,000	6/19/12	Swedbank Sparbanken Svenge AB	0.53%	250,073	0.39%
Government Sponsored Enterprise
250,000	5/25/12	Caisse Amortissement de la Dette Socia	0.54%	250,060	0.39%
Total foreign certificates of deposit (cost: $499,971)				500,133	0.78%

Total certificates of deposit (cost: $3,450,443)				$3,455,744	5.45%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

March 31, 2012

(Unaudited)

Description	Fair Value	% of Partners' Capital (Net Asset Value)
Open Futures Contracts
Long U.S. Futures Contracts
Agricultural commodities	$402,918	0.64%
Currencies	(236,261)	(0.37)%
Energy	(482,971)	(0.76)%
Equity indices	349,834	0.55%
Interest rate instruments	(36,664)	(0.06)%
Metals	(492,586)	(0.78)%
Net unrealized loss on open long U.S. futures contracts	(495,730)	(0.78)%

Short U.S. Futures Contracts
Agricultural commodities	167,429	0.26%
Currencies	(179,913)	(0.28)%
Energy	96,550	0.15%
Equity indices	4,800	0.01%
Interest rate instruments	(56,977)	(0.09)%
Metals	166,842	0.26%
Net unrealized gain on open short U.S. futures contracts	198,731	0.31%

Total U.S. futures contracts - net unrealized loss on open U.S. futures contracts	(296,999)	(0.47)%

Long Foreign Futures Contracts
Agricultural commodities	47,132	0.07%
Equity indices	(181,550)	(0.29)%
Interest rate instruments	88,676	0.14%
Net unrealized loss on open long foreign futures contracts	(45,742)	(0.08)%

Short Foreign Futures Contracts
Agricultural commodities	(576)	(0.00)%
Currencies	(87,725)	(0.14)%
Equity indices	24,050	0.04%
Interest rate instruments	(41,691)	(0.07)%
Net unrealized loss on open short foreign futures contracts	(105,942)	(0.17)%

Total foreign futures contracts - net unrealized loss on open foreign futures contracts	(151,684)	(0.25)%

Net unrealized loss on open futures contracts	$(448,683)	(0.72)%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

March 31, 2012

(Unaudited)

Description	Fair Value	% of Partners' Capital (Net Asset Value)
Open Forward Currency Contracts
U.S. Forward Currency Contracts
Long	$5,366	0.01%
Short	(48,131)	(0.08)%
Net unrealized loss on open U.S. forward currency contracts	(42,765)	(0.07)%

Foreign Forward Currency Contracts
Long	(16,628)	(0.03)%
Short	34,903	0.06%
Net unrealized gain on open foreign forward currency contracts	18,275	0.03%

Net unrealized loss on open forward currency contracts	$(24,490)	(0.04)%

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

Seneca Global Fund, L.P.

Condensed Schedule of Investments

December 31, 2011

(Audited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Investments in Securities
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$450,000	3/8/12	U.S. Treasury Bill	0.20%	$449,982	0.70%
500,000	4/30/12	U.S. Treasury Note	4.50%	511,041	0.79%
675,000	6/15/12	U.S. Treasury Note	1.88%	681,102	1.05%
300,000	7/31/12	U.S. Treasury Note	4.63%	309,677	0.48%
100,000	9/30/12	U.S. Treasury Note	0.38%	100,287	0.16%
450,000	10/31/12	U.S. Treasury Note	3.88%	466,826	0.72%
200,000	11/15/12	U.S. Treasury Note	1.38%	202,490	0.31%
300,000	11/30/12	U.S. Treasury Note	0.50%	301,092	0.47%
100,000	1/15/13	U.S. Treasury Note	1.38%	101,878	0.16%
300,000	2/15/13	U.S. Treasury Note	1.38%	305,554	0.47%
Total U.S. Treasury securities (cost: $3,460,043)				3,429,929	5.31%

U.S. Government Sponsored Enterprise Notes
Face Value	Maturity Date	Name	Yield[1]
$250,000	4/2/12	Federal Home Loan Bank	0.17%	250,035	0.39%
250,000	6/20/12	Federal Home Loan Bank	1.88%	252,129	0.39%
250,000	6/27/12	Federal Home Loan Bank	0.25%	250,098	0.39%
300,000	7/25/12	Federal Home Loan Bank	0.25%	300,457	0.46%
250,000	8/10/12	Federal Home Loan Bank	0.35%	250,183	0.39%
600,000	8/22/12	Federal Home Loan Bank	1.75%	609,527	0.94%
200,000	1/16/13	Federal Home Loan Bank	1.50%	203,858	0.32%
250,000	7/10/12	Federal Home Loan Mortgage Corp.	0.18%	249,935	0.39%
500,000	1/9/13	Federal Home Loan Mortgage Corp.	1.38%	509,053	0.79%
250,000	9/23/13	Federal Home Loan Mortgage Corp.	0.55%	250,068	0.39%
250,000	9/30/13	Federal Home Loan Mortgage Corp.	0.55%	250,143	0.39%
400,000	5/18/12	Federal National Mortgage Association	4.88%	409,703	0.63%
250,000	7/16/12	Federal National Mortgage Association	0.18%	249,933	0.39%
200,000	7/30/12	Federal National Mortgage Association	1.13%	202,018	0.31%
750,000	10/30/12	Federal National Mortgage Association	0.50%	752,219	1.16%
Total U.S. government sponsored enterprise notes (cost: $5,013,078)				4,989,359	7.73%

Foreign Government Sponsored Enterprise Notes
Face Value	Maturity Date	Name	Yield[1]
$200,000	1/23/12	African Development Bank	1.88%	201,791	0.31%
200,000	3/21/12	European Investment Bank	4.63%	204,235	0.32%
250,000	6/11/12	Soc. de Financement de l'Economie Fr.	2.25%	251,279	0.39%
Total foreign government sponsored enterprise notes (cost: $667,015)				657,305	1.02%

Total government sponsored enterprise notes (cost $5,680,093)				5,646,664	8.75%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

December 31, 2011

(Audited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$250,000	1/9/12	BMW US Capital, LLC	0.38%	$249,979	0.39%
Banks
200,000	1/25/12	Bank of Tokyo-Mitsubishi (NY)	0.29%	199,961	0.31%
200,000	2/15/12	Credit Suisse (USA), Inc.	0.45%	199,888	0.31%
150,000	3/19/12	Goldman Sachs	0.55%	149,821	0.23%
150,000	1/27/12	HSBC USA Inc.	0.20%	149,966	0.23%
250,000	1/4/12	Standard Chartered Bank (NY)	0.20%	249,995	0.39%
200,000	2/6/12	Union Bank, NA	0.18%	199,964	0.31%
Beverages
250,000	2/2/12	Anheuser-Busch InBev Worldwide Inc.	0.25%	249,944	0.39%
Charity
150,000	1/25/12	Salvation Army	0.10%	149,990	0.23%
Diversified Financial Services
150,000	1/18/12	American Honda Finance Corp.	0.17%	149,988	0.23%
250,000	1/11/12	General Electric Capital Corp.	0.14%	249,999	0.39%
200,000	2/27/12	ING (U.S.) Funding LLC	0.35%	199,889	0.31%
200,000	1/6/12	Nordea Invest Mgmt North America, Inc.	0.32%	199,991	0.31%
250,000	1/9/12	PACCAR Financial Corp.	0.08%	249,996	0.39%
250,000	2/15/12	Private Export Funding Corp.	0.11%	249,966	0.39%
150,000	1/13/12	River Fuel Trust 1	0.35%	149,980	0.23%
Energy
270,000	1/11/12	NextEra Energy	0.50%	269,966	0.42%
300,000	1/12/12	Oglethorpe Power Corp.	0.17%	299,984	0.46%
250,000	1/11/12	Southern Company	0.17%	249,988	0.39%
Food
250,000	1/5/12	Kellogg Company	0.19%	249,995	0.39%
Insurance
200,000	1/10/12	Metlife Funding, Inc.	0.07%	199,995	0.31%
Total U.S. commercial paper (cost: $4,518,227)				4,519,245	7.01%

Foreign Commercial Paper
Banks
$250,000	2/7/12	Australia and New Zealand Banking Group	0.25%	249,936	0.39%
250,000	1/6/12	John Deere Bank SA	0.10%	249,997	0.39%
250,000	1/17/12	Mizuho Funding LLC	0.20%	249,978	0.39%
250,000	3/8/12	Oversea-Chinese Banking Corp. Ltd	0.53%	249,753	0.39%
250,000	1/27/12	Sumitomo Mitsui Banking Corp.	0.24%	249,957	0.39%
Consumer Products
250,000	1/4/12	Reckitt Benckiser	0.30%	249,994	0.39%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

December 31, 2011

(Audited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield[1]
Energy
$250,000	1/4/12	BP Capital Markets	0.19%	$249,995	0.39%
250,000	2/1/12	GDF Suez	0.19%	249,959	0.39%
250,000	1/5/12	Pacific Gas and Electric	0.55%	249,985	0.39%
Government Sponsored Enterprise
250,000	2/14/12	Corporacion Andina de Fomento	0.33%	249,899	0.39%
Healthcare
250,000	1/10/12	Covidien International Finance S.A.	0.21%	249,987	0.39%
Total foreign commercial paper (cost: $2,748,761)				2,749,440	4.29%

Total commercial paper (cost: $7,266,988)				7,268,685	11.30%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$225,000	11/20/12	Boeing	1.88%	227,826	0.35%
200,000	4/1/12	McDonnell Douglas	9.75%	209,283	0.32%
Agriculture
200,000	8/13/12	Archer-Daniels-Midland	0.61%	200,488	0.31%
Apparel
75,000	8/23/13	V.F. Corporation	1.25%	75,229	0.12%
Banks
450,000	1/30/14	Bank of America	1.85%	407,722	0.63%
250,000	11/1/12	Bank of New York Mellon	4.95%	261,274	0.40%
300,000	7/27/12	BB&T	3.85%	309,835	0.48%
450,000	4/1/14	Citigroup	1.30%	425,538	0.66%
200,000	7/2/12	Credit Suisse AG (NY)	3.45%	205,652	0.32%
450,000	1/14/14	Credit Suisse AG (NY)	1.36%	436,874	0.68%
100,000	1/15/12	Credit Suisse (USA), Inc.	6.50%	103,179	0.16%
250,000	10/30/12	GMAC	1.75%	253,966	0.39%
300,000	12/19/12	GMAC	2.20%	305,941	0.47%
150,000	1/15/12	Goldman Sachs	6.60%	154,762	0.24%
250,000	2/6/12	Goldman Sachs	0.62%	249,863	0.39%
505,000	2/7/14	Goldman Sachs	1.44%	473,147	0.73%
450,000	5/2/14	JPMorgan Chase	1.30%	436,994	0.68%
225,000	4/29/13	Morgan Stanley	1.41%	212,595	0.33%
450,000	1/9/14	Morgan Stanley	0.69%	407,852	0.63%
300,000	10/23/12	Wells Fargo & Company	5.25%	313,498	0.48%
200,000	1/31/13	Wells Fargo & Company	4.38%	210,370	0.33%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

December 31, 2011

(Audited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Beverages
$450,000	7/14/14	Anheuser-Busch InBev Worldwide Inc.	0.76%	$448,582	0.69%
100,000	3/1/12	Coca-Cola Enterprises, Inc.	3.75%	101,694	0.16%
300,000	8/15/13	Coca-Cola Enterprises, Inc.	5.00%	324,729	0.50%
Chemical
200,000	11/15/12	Praxair, Inc.	1.75%	202,153	0.31%
Computers
450,000	4/1/14	Dell Inc.	0.97%	453,785	0.70%
200,000	3/1/12	Hewlett-Packard Company	0.64%	200,019	0.31%
225,000	5/30/14	Hewlett-Packard Company	0.92%	217,726	0.34%
100,000	9/19/14	Hewlett-Packard Company	2.11%	99,587	0.15%
550,000	10/15/13	IBM	6.50%	614,082	0.95%
Consumer Products
250,000	8/15/14	Procter & Gamble	0.70%	251,880	0.39%
150,000	2/15/12	Kimberly-Clark Corporation	5.63%	153,999	0.24%
Diversified Financial Services
250,000	6/29/12	American Honda Finance Corp.	0.68%	249,940	0.39%
200,000	5/24/13	BlackRock	0.81%	200,049	0.31%
200,000	4/5/13	Caterpillar Financial Services	2.00%	204,450	0.32%
45,000	4/1/14	Caterpillar Financial Services	0.66%	45,018	0.07%
250,000	10/22/12	Citigroup Funding Inc.	1.88%	254,338	0.39%
250,000	12/10/12	Citigroup Funding Inc.	2.25%	254,971	0.39%
200,000	12/28/12	General Electric Capital Corp.	2.63%	204,831	0.32%
200,000	1/8/13	General Electric Capital Corp.	2.80%	206,491	0.32%
450,000	1/15/14	HSBC Finance Corp.	0.65%	415,162	0.64%
200,000	3/15/12	John Deere Capital Corp.	7.00%	206,845	0.32%
225,000	10/1/12	John Deere Capital Corp.	5.25%	235,792	0.36%
200,000	12/17/12	John Deere Capital Corp.	4.95%	208,736	0.32%
300,000	7/16/12	Massmutual Global Funding II	3.63%	309,515	0.48%
300,000	4/5/13	PACCAR Financial Corp.	0.72%	299,863	0.46%
200,000	2/15/12	Principal Life Global Funding I	6.25%	205,904	0.32%
225,000	4/14/14	SSIF Nevada, LP	1.10%	221,978	0.34%
200,000	10/12/12	Toyota Motor Credit Corp.	0.59%	200,339	0.31%
Energy
225,000	10/15/12	ConocoPhillips	4.75%	233,975	0.36%
450,000	1/15/12	Duke Energy Carolinas, LLC	6.25%	463,685	0.72%
250,000	10/31/12	Northern Natural Gas Company	5.38%	261,669	0.40%
225,000	12/13/13	Occidental Petroleum	1.45%	229,064	0.35%
Food
200,000	9/15/12	Cargill, Incorporated	5.60%	209,344	0.32%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

December 31, 2011

(Audited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Healthcare
$230,000	3/1/14	Roche Holdings, Inc.	5.00%	$252,648	0.39%
Insurance
100,000	1/10/14	Berkshire Hathaway Finance Corp.	0.72%	99,623	0.15%
300,000	2/11/13	Berkshire Hathaway Inc.	0.88%	301,371	0.47%
115,000	5/30/12	Jackson National Life Global Funding	6.13%	117,763	0.18%
250,000	4/4/14	MetLife Institutional Funding II	1.27%	250,248	0.39%
300,000	9/17/12	Metropolitan Life Global Funding I	2.88%	306,413	0.47%
200,000	1/11/13	Metropolitan Life Global Funding I	2.50%	204,784	0.32%
200,000	8/22/12	New York Life Global Funding	0.54%	200,081	0.31%
100,000	10/16/12	New York Life Global Funding	5.25%	104,803	0.16%
200,000	12/14/12	New York Life Global Funding	2.25%	202,865	0.31%
200,000	4/15/13	Pacific Life Global Funding	5.15%	211,079	0.33%
200,000	6/25/12	Pricoa Global Funding I	4.63%	203,339	0.31%
100,000	12/14/12	Principal Life Income Fundings	5.30%	104,330	0.16%
200,000	6/15/12	Travelers Companies, Inc.	5.38%	204,336	0.32%
Media
300,000	3/1/12	Walt Disney Company	6.38%	309,077	0.48%
150,000	12/1/14	Walt Disney Company	0.88%	150,808	0.23%
Manufacturing
435,000	6/21/13	Danaher Corporation	0.82%	435,743	0.67%
Pharmaceuticals
225,000	2/10/14	Novartis Capital Corporation	4.13%	244,369	0.38%
150,000	3/15/13	Pfizer Inc.	5.50%	160,995	0.25%
Retail
250,000	3/15/12	Costco Wholesale Corporation	5.30%	256,217	0.40%
425,000	7/18/14	Target Corporation	0.57%	425,487	0.66%
225,000	4/15/14	Wal-Mart Stores, Inc.	1.63%	230,723	0.36%
Semiconductor
200,000	5/15/13	Texas Instruments Incorporated	0.64%	200,568	0.31%
Steel
100,000	12/1/12	Nucor Corporation	5.00%	104,019	0.16%
Telecommunications
110,000	3/14/14	Cisco Systems, Inc.	0.79%	109,963	0.17%
270,000	3/28/14	Verizon Communications Inc.	1.18%	269,691	0.42%
Total U.S. corporate notes (cost: $20,299,965)				19,933,426	30.81%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

December 31, 2011

(Audited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Automotive
$450,000	4/1/14	Volkswagen International Finance N.V.	0.98%	$442,119	0.68%
Banks
200,000	12/21/12	ANZ National (Int'l) Limited	2.38%	203,584	0.31%
450,000	1/10/14	BNP Paribas	1.29%	416,343	0.64%
250,000	6/29/12	Commonwealth Bank of Australia	0.78%	249,803	0.39%
450,000	3/17/14	Commonwealth Bank of Australia	1.29%	443,000	0.69%
225,000	4/14/14	Danske Bank A/S	1.45%	217,582	0.34%
100,000	8/3/12	HSBC Bank PLC	0.88%	100,208	0.15%
250,000	1/18/13	HSBC Bank PLC	0.80%	249,489	0.39%
300,000	1/13/12	ING Bank N.V.	1.03%	300,654	0.46%
450,000	3/15/13	ING Bank N.V.	1.60%	439,859	0.68%
250,000	6/17/13	KfW Bankengruppe	0.29%	249,908	0.39%
200,000	6/15/12	National Australia Bank Limited	0.75%	200,103	0.31%
100,000	11/16/12	National Australia Bank Limited	2.35%	101,380	0.16%
225,000	4/11/14	National Australia Bank Limited	1.11%	223,308	0.35%
300,000	2/4/13	Rabobank Nederland	0.58%	300,199	0.46%
300,000	12/12/12	Royal Bank of Canada	0.69%	300,424	0.46%
250,000	3/8/13	Royal Bank of Canada	0.69%	250,168	0.39%
200,000	5/11/12	Royal Bank of Scotland PLC	2.63%	202,009	0.31%
270,000	7/26/13	Toronto-Dominion Bank	0.60%	269,910	0.42%
190,000	11/1/13	Toronto-Dominion Bank	0.89%	190,674	0.29%
100,000	12/14/12	Westpac Banking Corporation	1.90%	101,010	0.16%
250,000	3/31/14	Westpac Banking Corporation	1.31%	250,735	0.39%
Energy
425,000	3/10/12	BP Capital Markets P.L.C.	3.13%	431,049	0.67%
225,000	3/25/13	Shell International Finance B.V.	1.88%	230,317	0.36%
Mining
250,000	3/29/12	BHP Billiton Finance (USA) Limited	5.13%	256,031	0.40%
Pharmaceuticals
550,000	3/28/13	Sanofi	0.77%	550,570	0.85%
210,000	3/28/14	Sanofi	0.88%	209,726	0.32%
450,000	3/21/14	Teva Pharmaceutical Finance III BV	1.07%	447,533	0.69%
Telecommunications
175,000	2/27/12	Vodafone Group PLC	0.79%	175,150	0.27%
Total foreign corporate notes (cost: $8,097,611)				8,002,845	12.38%

Total corporate notes (cost: $28,397,576)				27,936,271	43.19%

Total investment in securities (cost: $44,804,700)				$44,281,549	68.55%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

December 31, 2011

(Audited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$250,000	1/17/12	Bank of Tokyo-Mitsubishi (NY)	0.36%	$250,444	0.39%
250,000	4/4/12	Deutsche Bank Aktiengesellschaft (NY)	0.45%	250,609	0.39%
200,000	11/13/12	Nordea Bank Finland PLC (NY)	0.65%	199,168	0.31%
250,000	3/1/13	PNC Bank	0.63%	248,172	0.38%
250,000	2/3/12	Shizuoka Bank, Ltd. (NY)	0.49%	250,234	0.39%
300,000	4/25/12	UBS AG (NY)	0.55%	301,003	0.47%
250,000	5/3/12	Westpac Banking Corp. (NY)	0.40%	250,669	0.39%
Total U.S. certificates of deposit (cost: $1,749,630)				1,750,299	2.72%

Foreign Certificates of Deposit
Banks
$250,000	1/17/12	Bank of Nova Scotia	0.32%	250,600	0.39%
200,000	6/11/12	Bank of Nova Scotia	0.74%	200,115	0.31%
250,000	11/20/12	Bank of Nova Scotia	0.74%	250,379	0.39%
250,000	1/24/12	Svenska Handelsbanken AB	0.38%	250,187	0.39%
Government Sponsored Enterprise
250,000	5/25/12	Caisse Amortissement de la Dette Socia	0.43%	249,705	0.39%
Total foreign certificates of deposit (cost: $1,200,564)				1,200,986	1.87%

Total certificates of deposit (cost: $2,950,195)				$2,951,285	4.59%

Open Futures Contracts
Long U.S. Futures Contracts
Agricultural commodities	$29,095	0.04%
Currencies	61,569	0.10%
Energy	19,162	0.03%
Equity indices	13,888	0.02%
Interest rate instruments	41,490	0.06%
Metals	(318,784)	(0.49)%
Net unrealized loss on open long U.S. futures contracts	(153,580)	(0.24)%

Short U.S. Futures Contracts
Agricultural commodities	(346,033)	(0.54)%
Currencies	60,821	0.09%
Energy	191,030	0.30%
Equity indices	20,049	0.03%
Interest rate instruments	(18,963)	(0.03)%
Metals	136,750	0.21%
Net unrealized gain on open short U.S. futures contracts	43,654	0.06%

Total U.S. futures contracts - net unrealized loss on open U.S. futures contracts	(109,926)	(0.18)%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

December 31, 2011

(Audited)

Description	Fair Value	% of Partners' Capital (Net Asset Value)
Long Foreign Futures Contracts
Equity indices	$68,689	0.11%
Interest rate instruments [2]	695,322	1.08%
Net unrealized gain on open long foreign futures contracts	764,011	1.19%

Short Foreign Futures Contracts
Agricultural commodities	87,815	0.14%
Currencies	429,186	0.66%
Equity indices	88,959	0.14%
Interest rate instruments	(75,194)	(0.12)%
Net unrealized gain on open short foreign futures contracts	530,766	0.82%

Total foreign futures contracts - net unrealized gain on open foreign futures contracts	1,294,777	2.01%

Net unrealized gain on open futures contracts	$1,184,851	1.83%

Open Forward Currency Contracts
U.S. Forward Currency Contracts
Long	$5,784	0.01%
Short	7,277	0.01%
Net unrealized gain on open U.S. forward currency contracts	13,061	0.02%

Foreign Forward Currency Contracts
Long	(35,591)	(0.06)%
Short	41,437	0.06%
Net unrealized gain on open foreign forward currency contracts	5,846	0.00%

Net unrealized gain on open forward currency contracts	$18,907	0.02%

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

Seneca Global Fund, L.P.

Statements of Operations

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Trading Gain (Loss) from Futures and Forwards Trading
Net realized gain	$494,161	$2,700,595
Net change in unrealized loss	(1,676,931)	(1,999,783)
Brokerage commissions and trading expenses	(51,642)	(28,206)
Net gain (loss) from futures and forwards trading	(1,234,412)	672,606

Net Investment Loss
Income
Interest income	172,510	40,973
Net realized and change in unrealized gain on securities and certificates of deposit	142,933	—
Total income	315,443	40,973
Expenses
Trading Advisor management fees	234,063	344,800
Trading Advisor incentive fees	73,650	—
Cash Manager fees	10,929	—
General Partner fee	246,342	156,349
Selling Agent fees – General Partner	122,100	90,209
Broker dealer custodial fee – General Partner	18,211	18,684
Broker dealer servicing fee – General Partner	11,712	9,071
Administrative expenses – General Partner	214,128	242,277
Offering expenses – General Partner	125,973	123,382
Total expenses	1,057,108	984,772
Administrative and offering expenses waived	(59,066)	(122,574)
Net total expenses	998,042	862,198
Net investment loss	(682,599)	(821,225)

Net Loss	$(1,917,011)	$(148,619)

	Series A	Series B	Series I	General Partner
Three Months Ended March 31, 2012
Decrease in net asset value per Unit	$(2.80)	$(2.73)	$(3.01)	$(2.55)
Net loss per Unit (based on weighted average number of units outstanding during the period)	$(2.87)	$(2.73)	$(3.05)	$(2.55)
Weighted average number of Units outstanding	274,838.4750	139,234.3267	239,600.5666	6,484.1437

Three Months Ended March 31, 2011
Increase (decrease) in net asset value per Unit	$(0.62)	$(0.26)	$(0.12)	$0.46
Net income (loss) per Unit (based on weighted average number of units outstanding during the period)	$(0.53)	$(0.25)	$(0.11)	$0.46

Weighted average number of Units outstanding	180,387.6282	130,245.4509	199,939.9324	4,806.7772

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Statements of Cash Flows

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(1,917,011)	$(148,619)
Adjustments to reconcile net loss to net cash provided by operating activities
Net change in unrealized loss from futures and forwards trading	1,676,931	1,999,783
Purchases of securities and certificates of deposit	(24,658,581)	—
Proceeds from disposition of securities and certificates of deposit	31,482,337	—
Net realized and change in unrealized gain in securities and certificates of deposit	(142,933)	—
Changes in
Trading Advisor management fee payable	(1,390)	33,032
Trading Advisor incentive fee payable	73,650	(582,381)
Commissions and other trading expenses payable on open contracts	809	2,403
Cash Manager fees payable	(2,677)	—
General Partner management fee payable	(696)	3,449
Selling Agent fees payable – General Partner	397	3,503
Administrative expenses payable – General Partner	(455)	2,794
Offering expenses payable – General Partner	(348)	2,351
Broker dealer custodial fee payable – General Partner	(359)	28
Broker dealer servicing fee payable – General Partner	138	439
Net cash provided by operating activities	6,509,812	1,316,782

Cash flows from financing activities
Subscriptions	2,420,521	2,624,106
Subscriptions received in advance	1,632,356	2,737,154
Redemptions	(2,383,358)	(525,292)
Net cash provided by financing activities	1,669,519	4,835,968

Net increase in cash and cash equivalents	8,179,331	6,152,750
Cash and cash equivalents, beginning of period	18,507,703	54,051,259
Cash and cash equivalents, end of period	$26,687,034	$60,204,009

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$23,481,414	$16,844,768
Cash and cash equivalents	3,205,620	43,359,241
Total end of period cash and cash equivalents	$26,687,034	$60,204,009

Supplemental disclosure of cash flow information
Prior period redemptions paid	$528,168	$35,507
Prior period subscriptions received in advance	$1,426,321	$2,536,859

Supplemental schedule of non-cash financing activities
Redemptions payable	$1,353,321	$400,564

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Statements of Changes in Partners’ Capital (Net Asset Value)

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	Series A		Series B		Series I		General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Three Months Ended March 31, 2012
Balance at December 31, 2011	269,518.2687	$23,528,145	140,857.9391	$13,684,883	237,052.9763	$26,673,580	6,484.1437	$776,710	$64,663,318
Net loss		(789,099)		(380,567)		(730,838)		(16,507)	(1,917,011)
Subscriptions	19,632.3036	1,714,526	6,640.3804	646,821	13,186.8195	1,485,495	—	—	3,846,842
Redemptions	(11,109.7095)	(958,574)	(11,643.7995)	(1,124,074)	(10,059.4005)	(1,125,863)	—	—	(3,208,511)
Balance at March 31, 2012	278,040.8628	$23,494,998	135,854.5200	$12,827,063	240,180.3953	$26,302,374	6,484.1437	$760,203	$63,384,638

Three Months Ended March 31, 2011
Balance at December 31, 2010	165,574.3151	$15,995,450	126,655.8355	$13,396,321	193,350.1543	$23,550,313	4,806.7772	$609,812	$53,551,896
Net income (loss)		(95,990)		(32,085)		(22,781)		2,237	(148,619)
Subscriptions	27,928.9157	2,678,276	6,980.5264	736,625	14,383.8275	1,746,064	—	—	5,160,965
Redemptions	(2,579.3011)	(249,208)	(1,609.0403)	(171,093)	(3,876.3168)	(470,048)	—	—	(890,349)
Transfers	(968.3445)	(94,423)	—	—	765.2694	94,423	—	—	—
Balance at March 31, 2011	189,955.5852	$18,234,105	132,027.3216	$13,929,768	204,622.9344	$24,897,971	4,806.7772	$612,049	$57,673,893

	Net Asset Value Per Unit
	Series A	Series B	Series I	General Partner
March 31, 2012	$84.50	$94.42	$109.51	$117.24
December 31, 2011	87.30	97.15	112.52	119.79
March 31, 2011	95.99	105.51	121.68	127.33
December 31, 2010	96.61	105.77	121.80	126.87

Seneca Global Fund, L.P.

Notes to Financial Statements

(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Description of the Fund

Seneca Global Fund, L.P. (formerly Aspect Global Diversified Fund LP), (“Fund”) is a Delaware limited partnership, which was formed in 2007. The Fund operates as a commodity investment pool and commenced investment operations on September 1, 2008. The Fund issues units of limited partner interests (“Units”) in four series: Series A, Series B, Series C and Series I, which represent units of fractional undivided beneficial interest in and ownership of the Fund.

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

Effective May 1, 2011, the Fund changed its name to Seneca Global Fund, L.P., and began using multiple trading advisors to engage in the speculative trading of futures contracts, forward currency contracts and other financial instruments. Prior to May 1, 2011, Aspect Capital Limited (“Aspect”) was the sole trading advisor for the Fund. Each trading advisor uses a proprietary, systematic trading system that deploys multiple trading strategies utilizing derivatives that seeks to identify and exploit directional moves in market behavior to a broad and diversified range of global markets including stock indices, currencies, interest rate instruments, energy products, metals and agricultural commodities.

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

Fair Value of Financial Instruments

Financial instruments are recorded at fair value, the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Assets and liabilities recorded at fair value are classified within a fair value hierarchy based upon the level of judgment associated with the inputs used to measure their value. This fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).   The three levels of the fair value hierarchy are described below:

▪ Level 1 –	Fair value is based on unadjusted quoted prices for identical instruments in active markets. Financial instruments utilizing Level 1 inputs include futures contracts, money market funds and U.S. Treasury securities.

▪ Level 2 –	Fair value is based on quoted prices for similar instruments in active markets and inputs other than quoted prices that are observable for the financial instrument, such as interest rates and yield curves that are observable at commonly quoted intervals using a market approach. Financial instruments utilizing Level 2 inputs include forward currency contracts, certificates of deposit, commercial paper, corporate notes and U.S. and foreign government sponsored enterprise notes.

▪ Level 3 –	Fair value is based on valuation techniques in which one or more significant inputs are unobservable. The Fund has no financial instruments utilizing Level 3 inputs.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the periods ended March 31, 2012 and December 31, 2011, there were no such transfers between levels.

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

U.S. Treasury securities are recorded at fair value based on bid and ask quotes for identical instruments. Commercial paper, certificates of deposit, corporate notes and U.S. and foreign government sponsored enterprise notes are recorded at fair value based on bid and ask quotes for similar, but not identical, instruments. Accordingly, U.S. Treasury securities are classified within Level 1, and commercial paper, certificates of deposit, corporate notes and U.S. and foreign government sponsored enterprise notes are classified within Level 2.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through March 31, 2012. With few exceptions, the Fund is no longer subject to U.S. or state and local income tax examinations by tax authorities for years before 2008.

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

Reclassification

Certain amounts in the 2011 financial statements have been reclassified to conform to the 2012 presentation without affecting previously reported partners’ capital (net asset value).

Recently Issued Accounting Pronouncement

In November 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for the Fund’s annual and interim periods beginning January 1, 2013. When effective, the Fund will provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this guidance is not expected to have a material impact on the financial position or results of operations.

2.	Fair Value Disclosures

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At March 31, 2012
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized loss on open futures contracts*	$(448,683)	$—	$(448,683)
Net unrealized loss on open forward currency contracts*	—	(24,490)	(24,490)
Cash and cash equivalents:
Money market fund	1,758,291	—	1,758,291
Investments in securities:
U.S. Treasury securities*	5,249,193	—	5,249,193
U.S. government sponsored enterprise notes*	—	3,350,651	3,350,651
Foreign government sponsored enterprise notes*	—	252,352	252,352
Commercial paper*	—	6,514,686	6,514,686
Corporate notes*	—	21,729,385	21,729,385
Certificates of deposit*	—	3,455,744	3,455,744
Total	$6,558,801	$35,278,328	$41,837,129

*See the condensed schedule of investments for further description.

At December 31, 2011
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$1,184,851	$—	$1,184,851
Net unrealized gain on open forward currency contracts*	—	18,907	18,907
Cash and cash equivalents:
Money market fund	1,013,019	—	1,013,019
Investments in securities:
U.S. Treasury securities*	3,429,929	—	3,429,929
U.S. government sponsored enterprise notes*	—	4,989,359	4,989,359
Foreign government sponsored enterprise notes*	—	657,305	657,305
Commercial paper*	—	7,268,685	7,268,685
Corporate notes*	—	27,936,271	27,936,271
Certificates of deposit*	—	2,951,285	2,951,285
Total	$5,627,799	$43,821,812	$49,449,611

*See the condensed schedule of investments for further description.

There were no Level 3 holdings at March 31, 2012 and December 31, 2011 or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which were designated as hedging instruments. At March 31, 2012, the Fund’s derivative contracts had the following impact on the statements of financial condition:

March 31, 2012	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net
Equity in broker trading accounts
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$747,576	$(130,673)	$616,903
Currencies	39,120	(543,019)	(503,899)
Energy	105,039	(491,460)	(386,421)
Equity indices	549,391	(352,257)	197,134
Interest rate instruments	231,969	(278,625)	(46,656)
Metals	346,171	(671,915)	(325,744)
Net unrealized gain (loss) on open futures contracts	$2,019,266	$(2,467,949)	$(448,683)

Net unrealized gain (loss) on open forward currency contracts	$137,456	$(161,946)	$(24,490)

At March 31, 2012, there were 4,229 open futures contracts and 111 open forward currency contracts.

At December 31, 2011, the Fund’s derivative contracts had the following impact on the statements of financial condition:

December 31, 2011	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net
Equity in broker trading accounts
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$224,779	$(453,902)	$(229,123)
Currencies	663,637	(112,061)	551,576
Energy	251,099	(40,907)	210,192
Equity indices	222,185	(30,600)	191,585
Interest rate instruments	899,598	(256,943)	642,655
Metals	223,462	(405,496)	(182,034)
Net unrealized gain (loss) on open futures contracts	$2,484,760	$(1,299,909)	$1,184,851

Net unrealized gain (loss) on open forward currency contracts	$71,863	$(52,956)	$18,907

At December 31, 2011, there were 3,745 open futures contracts and 83 open forward currency contracts.

For the three months ended March 31, 2012 and 2011, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
Types of Exposure	Net realized gain	Net change in unrealized loss	Net realized gain	Net change in unrealized loss
Futures contracts
Agricultural commodities	$(796,680)	$846,026	$892,451	$(853,544)
Currencies	(344,297)	(1,055,475)	36,968	16,348
Energy	2,441,977	(596,613)	2,124,382	352,694
Equity indices	1,021,464	5,549	(637,474)	103,683
Interest rate instruments	(1,280,862)	(689,311)	(1,610,280)	55,463
Metals	(626,393)	(143,710)	803,123	(881,179)
Total futures contracts	415,209	(1,633,534)	1,609,170	(1,206,535)

Forward currency contracts	16,789	(43,397)	1,104,145	(793,248)
Total futures and forward currency contracts	$431,998	$(1,676,931)	$2,713,315	$(1,999,783)

For the three months ended March 31, 2012 and 2011, the number of futures contracts closed was 12,473 and 6,469, respectively, and the number of forward currency contracts closed was 841 and 2,474, respectively.

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

At March 31, 2012 and December 31, 2011, the General Partner had an investment of 6,484.1437 units valued at $760,203 and $776,710, respectively.

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

To meet margin requirements, the Fund deposits funds with its brokers, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with its brokers. At March 31, 2012 and December 31, 2011, the Fund had margin requirements of $10,124,958 and $7,516,495.

7.	Administrative and Offering Expenses

The Fund reimburses the General Partner for actual monthly administrative expenses paid to various third-party service providers, including the General Partner, up to 1/12th of 0.95% of the Fund’s month-end net asset value, payable in arrears. Actual administrative expenses may vary; however, such administrative expenses will not exceed 0.95% of the Fund’s month-end net asset value per annum. The administrative expenses include legal, accounting, clerical and other back office related expenses related to the administration of the Fund and all other associated costs incurred by the Fund. For the three months ended March 31, 2012 and 2011, actual administrative expenses were $214,128 and $242,277, respectively. Such amounts are presented as administrative expenses in the statements of operations.

During the three months ended March 31, 2012 and 2011, the General Partner absorbed administrative expenses in excess of the 0.95% limitation of $56,264 and $105,794, respectively. Such amounts are included in administrative and offering expenses waived in the statements of operations.

At March 31, 2012 and December 31, 2011, $51,396 and $51,851, respectively, were payable to the General Partner for administrative expenses incurred on behalf of the Fund and not waived by the General Partner. Such amounts are presented as administrative expenses payable – General Partner in the statements of financial condition.

The Fund reimburses the General Partner for actual ongoing offering expenses, up to 1/12th of 0.75% of the Fund’s month-end net asset value pro rata for each Series of Units except for the General Partner and Series C Units, payable monthly in arrears. Actual ongoing offering expenses in excess of this limitation are absorbed by the General Partner. For the three months ended March 31, 2012 and 2011, actual offering expenses were $125,973 and $123,382, respectively. Such amounts are presented as offering expenses in the statements of operations.

During the three months ended March 31, 2012 and 2011, the General Partner absorbed offering expenses in excess of the 0.75% limitation of $2,802 and $16,780, respectively. Such amounts are included in administrative and offering expenses waived in the statements of operations. At March 31, 2012 and December 31, 2011, $40,101 and $40,449, respectively, were payable to the General Partner for offering expenses incurred on behalf of the Fund and not waived by the General Partner. Such amounts are presented as offering expenses payable – General Partner in the statements of financial condition.

8.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner. The minimum investment is $10,000. Units are sold at the net asset value per Series A, B and I Units as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted. At March 31, 2012 and December 31, 2011, the Fund received advance subscriptions of $1,632,356 and $1,426,321, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to month-end.

The Fund is not required to make distributions, but may do so at the sole discretion of the General Partner. A limited partner may request and receive redemption of Series A, B and I Units owned at the end of any month, subject to five business days’ prior written notice to the General Partner and in certain circumstances, restrictions in the partnership agreement.

Series A Units redeemed prior to the first anniversary of the subscription date are subject to a redemption fee equal to the product of (i) 2% of the subscription price for such Series A Units on the subscription date, divided by twelve (ii) multiplied by the number of months remaining before the first anniversary of the subscription date. Series B, C and I Units are not subject to the redemption fee. For the three months ended March 31, 2012 and 2011, these redemption fees were negligible.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises.  The following table presents the exposure at March 31, 2012.

Country or Region	U.S. Treasury Securities	Gov't Sponsored Enterprise Notes	Commercial Paper	Corporate Notes	Certificates Of Deposit	Total	% of Partners' Capital (Net Asset Value)
United States	$5,249,193	$3,350,651	$4,499,178	$15,392,865	$2,955,611	$31,447,498	49.62%
Australia	-	-	249,963	1,127,977	-	1,377,940	2.17%
France	-	252,352	249,956	854,067	250,060	1,606,435	2.53%
Great Britain	-	-	247,707	860,095	-	1,107,802	1.75%
Netherlands	-	-	-	1,429,171	-	1,429,171	2.25%
Canada	-	-	-	726,101	-	726,101	1.15%
Netherland Antilles	-	-	-	451,308	-	451,308	0.71%
Luxumberg	-	-	-	-	-	-	0.00%
Japan	-	-	249,962	-	-	249,962	0.39%
Sweden	-	-	-	202,233	250,073	452,306	0.71%
Germany	-	-	-	249,928	-	249,928	0.39%
South America multi-national	-	-	249,968	-	-	249,968	0.39%
Singapore	-	-	497,971	-	-	497,971	0.79%
Norway	-	-	269,981	-	-	269,981	0.43%
Cayman Islands	-	-	-	213,649	-	213,649	0.34%
Denmark	-	-	-	221,991	-	221,991	0.35%
Total	$5,249,193	$3,603,003	$6,514,686	$21,729,385	$3,455,744	$40,552,011	63.97%

The following table presents the exposure at December 31, 2011.

Country or Region	U.S. Treasury Securities	Gov't Sponsored Enterprise Notes	Commercial Paper	Corporate Notes	Certificates of Deposit	Total	% of Partners' Capital (Net Asset Value)
United States	$3,429,929	$4,989,359	$4,519,245	$19,933,426	$1,750,299	$34,622,258	53.62%
Australia	-	-	249,936	1,825,370		2,075,306	3.21%
France	-	251,279	249,959	1,176,639	249,705	1,927,582	2.98%
Great Britain	-	-	499,989	1,361,489		1,861,478	2.88%
Netherlands	-	-	-	1,713,148		1,713,148	2.65%
Canada	-	-	-	1,011,176	701,094	1,712,270	2.65%
Netherland Antilles	-	-	249,985	447,533		697,518	1.08%
Luxumberg	-	-	499,984	-	-	499,984	0.77%
Japan	-	-	499,935	-		499,935	0.77%
Sweden	-	-	-	-	250,187	250,187	0.39%
Germany	-	-	-	249,908	-	249,908	0.39%
South America multi-national	-	-	249,899	-	-	249,899	0.39%
Singapore	-	-	249,753	-	-	249,753	0.39%
Denmark	-	-	-	217,582	-	217,582	0.34%
Europe multi-national	-	204,235	-	-	-	204,235	0.32%
Africa multi-national	-	201,791	-	-	-	201,791	0.31%
Total	$3,429,929	$5,646,664	$7,268,685	$27,936,271	$2,951,285	$47,232,834	73.14%

10.	Indemnifications

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

The statements of financial condition, including the condensed schedule of investments, at March 31, 2012, the statements of operations, cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2012 and 2011, and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at March 31, 2012, results of operations, cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2012 and 2011. The results of operations for the three months ended March 31, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

12.	Financial Highlights

The following information presents per unit operating performance results and other supplemental financial ratios for the three months ended March 31, 2012 and 2011. This information has been derived from information presented in the financial statements for limited partner units and assumes that a unit is outstanding throughout the entire period:

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Series A Units	Series B Units	Series I Units	Series A Units	Series B Units	Series I Units
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$87.30	$97.15	$112.52	$96.61	$105.77	$121.80
Loss from operations
Gain (loss) from trading (1)	(1.61)	(1.79)	(2.09)	1.15	1.22	1.41
Net investment loss (1)	(1.19)	(0.94)	(0.92)	(1.77)	(1.48)	(1.53)
Total loss from operations	(2.80)	(2.73)	(3.01)	(0.62)	(0.26)	(0.12)
Net asset value per Unit at end of period	$84.50	$94.42	$109.51	$95.99	$105.51	$121.68

Total return (5)	(3.20)%	(2.82)%	(2.68)%	(0.64)%	(0.25)%	(0.10)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to Trading Advisor incentive fee (2) (3) (4)	6.99%	5.42%	4.77%	7.64%	5.90%	5.31%
Trading Advisor incentive fee (5)	0.11%	0.11%	0.11%	0.00%	0.00%	0.00%
Total expenses	7.10%	5.53%	4.88%	7.64%	5.90%	5.31%

Net investment loss (2) (3) (4) (6)	(5.05)%	(3.46)%	(2.84)%	(7.34)%	(5.61)%	(5.01)%

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

(2)

All of the ratios under other financial ratios are computed net of involuntary waivers of administrative and offering expenses. For the three months ended March 31, 2012 and 2011, the ratios are net of 0.35% and 0.75% effect of waived administrative expenses, respectively. For the three months ended March 31, 2012 and 2011, the ratios are net of 0.02% and 0.12% effect of waived offering expenses, respectively.

(3)

The net investment loss includes interest income and excludes net realized and net change in unrealized gain (loss) from trading activities as shown on the statements of operations. The total amount is then reduced by all expenses, excluding brokerage commissions, which are included in net trading gain (loss) on the statements of operations. The resulting amount is divided by the average net asset value for the period.

(4)	Ratios have been annualized.
(5)	Ratios have not been annualized.
(6)	Ratio excludes Trading Advisor incentive fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Trading Advisors

Effective May 1, 2011, the Fund allocates its assets among its current trading advisor, Aspect, as well as two additional trading advisors, Estlander & Partners Ltd (“EP”) and Blackwater Capital Management, LLC (“Blackwater,” and together with Aspect and EP, the “Trading Advisors”). It is anticipated that the Fund will initially delegate trading discretion over one third of the Fund’s assets to each of the Trading Advisors, however, such allocations may be altered at any time in the sole discretion of the General Partner.

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

Liquidity

At March 31, 2012, there are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Fund’s liquidity increasing or decreasing in any material way.

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

Results of Operations

The returns for Series A, B, and I Units for the three months ended March 31, 2012 and 2011 were:

Series of Units	2012	2011
Series A	(3.20)%	(0.64)%
Series B	(2.82)%	(0.25)%
Series I	(2.68)%	(0.10)%

Past performance is not necessarily indicative of future results. Further analysis of the trading gains and losses is provided below.

31

2012

During the three months ended March 31, 2012, the Fund experienced a net realized gain on futures and forwards trading of $494,161, a change in unrealized loss on futures and forwards trading of $(1,676,931) and incurred brokerage commissions of $51,642, resulting in a net loss from futures and forwards trading of $(1,234,412). The Fund’s expenses during the three months ended March 31, 2012 consisted of $152,023 in selling agent, custodial and servicing fees, and $340,101 in offering expenses and administrative expenses, of which $59,066 were waived. Additionally, the Fund incurred $234,063 in Trading Advisor management fees, $73,650 in Trading Advisor incentive fees, $10,929 in Cash Manager fees and a General Partner fee of $246,342. Interest income of $172,510 and net realized and change in unrealized gain on securities and certificates of deposit of $142,933, combined with Fund expenses resulted in net loss of $(1,917,011) for the three months ended March 31, 2012.

During the period ended March 31, 2012, the Fund issued $3,846,842 of Units and redeemed $3,208,511 of Units, and when combined with the net loss, resulted in a net decrease in the Fund’s net asset value for the year from $64,663,318 to $63,384,638.

Discussion of monthly performance for the three months ended March 31, 2012 follows:

January

In January, markets responded positively to supportive monetary policy from central banks around the world. In the U.S., the Fed announced that it expected to keep interest rates low through 2014. Meanwhile, in Europe, the European Central Bank was expected to extend its Long-Term Refinancing Operations program by providing additional loans to the region’s banks later this year, beyond the nearly half trillion euros (approximately $650 billion) already distributed to banks in December. This improved the European credit environment, helping France, Italy and Spain to hold successful bond auctions at reduced yields and allowing them to shrug off Standard & Poor’s sovereign credit downgrades earlier in the month. Positive sentiment fueled by easy monetary policy led to a rally in global equities, industrial commodities, as well as short and medium term interest rate instruments. Among currencies, it also led to a decline in the U.S. dollar, a rebound in the euro, and a surge in commodity currencies.

The Fund finished the month with a decline of 0.72%, 0.59% and 0.54% for Series A, B and I Units, respectively. It profited from long positions in interest rate instruments, particularly Eurodollar and Euribor contracts, as well as from long exposure to the Australian dollar. In addition, a continued decline in natural gas prices benefited the Fund’s short positions. These gains were offset by losses from short positions in metals, including aluminum and zinc. Meanwhile, short exposure to Asian equity indices, such as the Hang Seng Index, caused additional losses.

February

In February, markets were driven by continued monetary stimulus from central banks around the world. The European Central Bank extended an additional €529 billion (approximately $700 billion) in low interest three-year loans to 800 of the region’s banks in the second round of its Long Term Refinancing Operation to shore up the balance sheets of the financial sector in Europe. Since December, the ECB has made over €1 trillion (approximately $1.3 trillion) in loans to Europe’s banking sector. Elsewhere, the Bank of Japan and the Bank of England implemented new rounds of quantitative easing in their respective markets. These actions encouraged a greater risk appetite among investors, driving up global equity indices. Meanwhile, the U.S. saw an improvement in labor market data, prompting a rise in U.S. bond yields. In the Middle East, the threat of oil supply disruptions from rising tensions over Iran’s nuclear program led to a rally in energy prices, with Brent crude prices exceeding $125 per barrel.

The Fund’s largest gains came from its long positions in global equity indices and energy. However, long positions in the fixed income sector caused losses as bonds in the U.S. and Australia sold off. There was also a modest decline in currencies, as depreciation of the Japanese yen hurt the Fund’s long positions. Overall, the Fund enjoyed a gain for the month of 2.23%, 2.36% and 2.41% for Series A, B and I Units, respectively.

March

In March, markets continued to price in a stronger economic growth outlook for the U.S. Following improved labor and consumption data, the Fed raised its forecast from “modest” to “moderate” growth. Investors interpreted this positive language as a signal that further Fed stimulus in the form of bond purchases was not necessary. As a result U.S. long-term bonds sold off sharply. Meanwhile U.S. equities continued to rally, with the S&P 500 enjoying its best quarter since Q3 of 2009. Elsewhere, the attempt by Chinese authorities to limit domestic inflation through a gradual deceleration of economic growth had a negative impact on commodity currencies such as the Australian dollar. In energy markets, crude oil halted its 6 month rise due to softer prospective Chinese demand as well as an expected release of strategic oil reserves by the U.S., UK and France.

Although the Fund was able to profit from trends in agricultural commodities, other sectors proved more difficult to trade. Long bond positions in the U.S., Europe and Japan suffered from the mid-month spike in bond yields. Meanwhile, in Australia, central bank comments suggested an easing bias going forward which hurt the Fund’s new short bond positions in that market. In currencies, the reversal of the Australian dollar also detracted from performance. Lastly, in equities, declines in peripheral markets such as Canada and Hong Kong offset gains in the U.S. Overall the Fund finished with a loss for the month of 4.63%, 4.50% and 4.45% for Series A, B and I Units, respectively.

32

2011

During the three months ended March 31, 2011, the Fund experienced a net realized gain on futures and forwards trading of $2,700,595, a change in unrealized loss on futures and forwards trading of $(1,999,783), and incurred brokerage commissions of $(28,206), resulting in a net gain from futures and forwards trading of $672,606. The Fund’s expenses during the three months ended March 31, 2011 consisted of $117,964 in selling agent, custodial and servicing fees, and $365,659 in offering and administrative expenses, of which $122,574 were waived. Additionally, the Fund incurred $344,800 in Trading Advisor management fees and a General Partner fee of $156,349. Interest income of $40,973, combined with Fund expenses resulted in net loss of $(148,619) for the three months ended March 31, 2011.

During the period ended March 31, 2011, the Fund issued $5,160,965 of Units and redeemed $890,349 of Units, and when combined with the net loss, resulted in a net increase in the Fund’s net asset value for the year from $53,551,896 to $57,673,893.

Discussion of monthly performance for the three months ended March 31, 2011 follows:

January

For the month, the Fund’s Series A, B and I Units were down 1.83%, 1.70% and 1.65%, respectively. There were two main themes that drove the markets during the month: civil unrest in North Africa and increased concerns about inflation. The Bank of China raised its reserve ratio requirement for the fourth time in two months in an effort to prevent its economy from overheating. Meanwhile, in Europe, ECB President Jean-Claude Trichet signaled a potential for interest rate increases in the Eurozone after inflation data exceeded forecasts. The Fund incurred losses from the short positions in Australian instruments as the severe flooding saw prices rally on safe haven demand. In commodities, the main losses came from silver and gold which were both affected by profit-taking after silver hit multi-decade highs and gold reached all-time highs, reinforced by some stronger economic news during the month. By contrast, the energy sector was the month’s best performer. Concerns about the Egyptian crisis drove Brent crude, gas oil and heating oil higher, to the benefit of the Fund’s long positions across the oils complex. In agriculturals, the Fund’s long positions continued to generate positive performance as prices in grains and softs moved upwards, further fueling the inflation debate.

February

For the month, the Fund’s Series A, B and I Units were up 2.81%, 2.95% and 3.00%, respectively. Following robust economic and earnings data, global stock markets rose at the start of the month with the S&P 500 pushing above the 1,300 level and doubling the low achieved in March 2009. However, tension in North Africa and the Middle East increased towards the end of the month, causing the oil price to soar. The Fund made gains from its long positions in oil and oil products, making energy the top sector for the month. In response to the geopolitical concerns, stock markets sold off and the Fund gave back some of its earlier profits from equity indices. Metals prices generally increased during the month. Some industrial metals rose due to supply concerns and rising global demand, while precious metals rose as safe-haven appeal returned to the market, with silver hitting a 30-year high. Gains were partly offset by losses from the fixed income sectors. Bonds rallied amid the flight to safety, to the detriment of the Fund’s short positions in the sector. Commodity-linked currencies found support as the political turmoil boosted raw materials prices. Profits were also seen from the Fund’s net short exposure to the U.S. dollar as it lost ground against several currencies including Sterling, which was supported by speculation that the Bank of England may raise interest rates earlier than the U.S. Federal Reserve.

March

For the month, the Fund’s Series A, B and I Units were down 1.56%, 1.43% and 1.38%, respectively. The month began positively with long positions in the energy sector making gains as the Libyan turmoil continued. However, sentiment turned bearish following European sovereign downgrades and weak Chinese trade and inflation data. On the 11th, the worst earthquake and tsunami in Japanese history devastated the country. Japanese equities sold off sharply, resulting in the Fund’s long positions in the Nikkei and Topix being the month’s worst performers. The sell-off in equities spread across the globe on worries about the implications for global growth. In response to these events, positions in the portfolio were systematically reduced. Agricultural markets also sold off to the detriment of the Fund’s long positions. Signs that the political turmoil in Ivory Coast may be easing caused the cocoa price to tumble from near 33-year highs. Strong U.S. economic data released later in the month enabled the Fund to recoup some of its earlier losses from equity indices and commodities. Expectations of an interest rate increase by the European Central Bank resulted in the Euro strengthening against the U.S. dollar, to the benefit of the Fund. These expectations also resulted in gains from the Fund’s short position in Euribor, which were partly offset by losses from long exposure to Eurodollar after the U.S. Federal Reserve announced that they would begin unwinding some stimulus measures.

33

Off-Balance Sheet Risk

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Fund trades in futures and forward currency contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Fund, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if the Trading Advisors were unable to offset futures interest positions of the Fund, the Fund could lose all of its assets and the limited partners would realize a 100% loss. The General Partner attempts to decrease market risk through maintenance of a margin-to-equity ratio that rarely exceeds 35%.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4: Controls and Procedures

The General Partner of the Fund, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at March 31, 2012 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

34

There has been no change in internal control over financial reporting that occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Part II: Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended March 31, 2012. Under the Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. Redemptions of Units during the three months ended March 31, 2012 were as follows:

	Jan	Feb	Mar	Total
A Units
Units redeemed	3,472.7449	2,986.6939	4,650.2707	11,109.7095
Average net asset value per Unit	$86.67	$88.60	$84.50	$86.28

B Units
Units redeemed	2,200.5105	4,482.2353	4,961.0537	11,643.7995
Average net asset value per Unit	$96.58	$98.86	$94.42	$96.54

I Units
Units redeemed	1,544.4658	4,022.6565	4,492.2782	10,059.4005
Average net asset value per Unit	$111.92	$114.62	$109.51	$111.92

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference.

35

Exhibit No.	Description of Exhibit

1.1(a)	Form of Selling Agreement

4.1(d)	Fourth Amended and Restated Limited Partnership Agreement

9.1(c)	Delaware Amended and Restated Certificate of Limited Partnership

10.1(d)	Form of Subscription Agreement

10.5(b)	Third Amended and Restated Trading Advisory Agreement with Aspect Capital Ltd.

10.6(b)	Trading Advisory Agreement with Estlander & Partners Ltd.

10.7(b)	Trading Advisory Agreement with Blackwater Capital Management, L.L.C.

31.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Previously filed as an exhibit to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 (SEC File No.: 333-148049) on May 23, 2008 and incorporated herein by reference.

(b)	Previously filed as an exhibit to Post-Effective Amendment No. 3 to the Registration Statement on form S-1 (SEC File No.: 333-148049) on April 19, 2011 and incorporated herein by reference.

(c)	Previously filed on May 3, 2011 with Form 8-K (File No. 000-53453), and incorporated herein by reference.

(d)	Previously filed on August 15, 2011 as an exhibit to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (Reg. No. 333-175052), and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the U.S. Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2012	SENECA GLOBAL FUND, L.P.

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

	By:	/s/ Carl A. Serger
	Name:	Carl A. Serger
	Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)

36