Form 10-Q
period 2012-06-30
SENECA GLOBAL FUND, L.P.
filed 2012-08-14
CIK 1414581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes ☐    No ☒

Part I: Financial Information

Item 1. Financial Statements

Seneca Global Fund, L.P.

Statements of Financial Condition

June 30, 2012 (Unaudited) and December 31, 2011 (Audited)

	June 30, 2012	December 31, 2011
Assets
Equity in broker trading accounts
Cash	$21,914,387	$15,373,302
Net unrealized gain (loss) on open futures contracts	(2,161,323)	1,184,851
Net unrealized gain (loss) on open forward currency contracts	(58,899)	18,907
Total equity in broker trading accounts	19,694,165	16,577,060
Cash and cash equivalents	2,800,378	3,134,401
Investments in securities, at fair value	37,108,579	44,281,549
Certificates of deposit, at fair value	2,305,734	2,951,285
Total assets	$61,908,856	$66,944,295

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fee payable	$75,315	$78,262
Commissions and other trading fees payable on open contracts	12,648	9,096
Cash Manager fees payable	14,557	16,476
General Partner fee payable	75,808	80,898
Selling Agent fees payable – General Partner	38,689	39,572
Administrative expenses payable – General Partner	48,587	51,851
Offering expenses payable – General Partner	37,904	40,449
Broker dealer custodial fee payable – General Partner	5,065	6,169
Broker dealer servicing fee payable – General Partner	3,766	3,715
Redemptions payable	987,488	528,168
Subscriptions received in advance	420,568	1,426,321
Total liabilities	1,720,395	2,280,977
Partners’ Capital (Net Asset Value)
General Partner Units – 6,484.1437 units outstanding at June 30, 2012 and December 31, 2011	726,382	776,710
Series A Units – 285,791.1496 and 269,518.2687 units outstanding at June 30, 2012 and December 31, 2011, respectively	22,822,007	23,528,145
Series B Units – 129,570.3259 and 140,857.9391 units outstanding at June 30, 2012 and December 31, 2011, respectively	11,606,883	13,684,883
Series I Units – 240,584.9279 and 237,052.9763 units outstanding at June 30, 2012 and December 31, 2011, respectively	25,033,189	26,673,580
Total partners’ capital (net asset value)	60,188,461	64,663,318
Total liabilities and partners’ capital (net asset value)	$61,908,856	$66,944,295

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments

June 30, 2012

(Unaudited)

					% of
					Partners'
					Capital
					(Net Asset
		Description		Fair Value	Value)
Investments in Securities
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$200,000	7/31/12	U.S. Treasury Note	4.63%	$204,641	0.34%
100,000	7/31/12	U.S. Treasury Note	0.63%	100,301	0.17%
1,225,000	8/31/12	U.S. Treasury Note	0.38%	1,227,076	2.01%
100,000	9/30/12	U.S. Treasury Note	0.38%	100,154	0.17%
450,000	10/31/12	U.S. Treasury Note	3.88%	458,443	0.76%
525,000	11/15/12	U.S. Treasury Note	1.38%	528,265	0.88%
300,000	11/30/12	U.S. Treasury Note	0.50%	300,525	0.50%
325,000	1/15/13	U.S. Treasury Note	1.38%	329,138	0.55%
300,000	2/15/13	U.S. Treasury Note	1.38%	303,756	0.50%
125,000	2/28/13	U.S. Treasury Note	0.63%	125,623	0.21%
350,000	3/31/13	U.S. Treasury Note	2.50%	358,160	0.60%
500,000	6/15/13	U.S. Treasury Note	1.13%	504,386	0.84%
400,000	6/30/13	U.S. Treasury Note	0.38%	400,488	0.67%
400,000	7/31/13	U.S. Treasury Note	3.38%	419,028	0.70%
500,000	8/15/13	U.S. Treasury Note	0.75%	504,087	0.84%
400,000	11/15/13	U.S. Treasury Note	0.50%	401,396	0.67%
400,000	12/31/13	U.S. Treasury Note	0.13%	398,939	0.66%
Total U.S. Treasury securities (cost: $6,702,202)				6,664,406	11.07%

U.S. Government Sponsored Enterprise Notes
Face Value	Maturity Date	Name	Yield[1]
$300,000	7/25/12	Federal Home Loan Bank	0.25%	300,354	0.50%
200,000	1/16/13	Federal Home Loan Bank	1.50%	202,709	0.34%
200,000	1/29/13	Federal Home Loan Bank	0.38%	200,449	0.33%
250,000	7/10/12	Federal Home Loan Mortgage Corp.	0.18%	249,998	0.42%
250,000	7/16/12	Federal National Mortgage Assoc.	0.18%	249,992	0.42%
200,000	7/30/12	Federal National Mortgage Assoc.	1.13%	201,095	0.33%
750,000	10/30/12	Federal National Mortgage Assoc.	0.50%	751,412	1.24%
Total U.S. government sponsored enterprise notes (cost: $2,159,286)				2,156,009	3.58%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$250,000	7/17/12	BMW US Capital, LLC	0.17%	249,981	0.42%
Banks
200,000	7/25/12	Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.20%	199,973	0.32%
150,000	8/27/12	HSBC USA Inc.	0.25%	149,941	0.25%
250,000	8/23/12	Mizuho Funding LLC	0.33%	249,879	0.42%
220,000	7/12/12	Union Bank	0.35%	219,976	0.36%
Beverages
250,000	7/26/12	Anheuser-Busch InBev Worldwide Inc.	0.24%	249,958	0.42%
250,000	7/25/12	Bacardi Corporation	0.43%	249,935	0.42%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

June 30, 2012

(Unaudited)

					% of
					Partners'
					Capital
					(Net Asset
		Description		Fair Value	Value)
U.S. Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield[1]
Chemical
$250,000	7/17/12	E. I. du Pont de Nemours and Company	0.18%	$249,982	0.42%
Charity
230,000	7/19/12	The Salvation Army	0.15%	229,983	0.37%
Diversified Financial Services
200,000	9/13/12	Caterpillar Financial Services Corp.	0.20%	199,918	0.32%
250,000	8/10/12	ING (U.S.) Funding LLC	0.25%	249,931	0.42%
200,000	8/14/12	Nordea Inv. Mgmt. North America, Inc.	0.22%	199,939	0.32%
250,000	7/31/12	River Fuel Funding Company #3, Inc.	0.22%	249,954	0.42%
250,000	7/24/12	UOB Funding LLC	0.30%	249,957	0.42%
Energy
250,000	7/11/12	ONEOK, Inc.	0.41%	249,972	0.42%
250,000	7/2/12	Pacific Gas and Electric Company	0.38%	249,998	0.42%
250,000	7/6/12	Sempra Energy Global Enterprises	0.36%	249,988	0.42%
250,000	7/11/12	The Southern Company	0.20%	249,986	0.42%
Total U.S. commercial paper (cost: $4,198,331)				4,199,251	6.98%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$250,000	8/14/12	DBS Bank Ltd.	0.21%	249,936	0.42%
250,000	2/1/13	DBS Bank Ltd.	0.89%	248,823	0.40%
250,000	8/22/12	Oversea-Chinese Banking Corp. Ltd	0.25%	249,910	0.42%
250,000	8/24/12	Sumitomo Mitsui Banking Corp.	0.34%	249,873	0.42%
Consumer Products
250,000	8/29/12	Reckitt Benckiser Treasury Services PLC	0.22%	249,910	0.42%
250,000	3/5/13	Reckitt Benckiser Treasury Services PLC	0.75%	248,950	0.40%
Diversified Financial Services
250,000	9/25/12	Macquarie Bank Limited	0.70%	249,688	0.40%
Energy
250,000	7/9/12	GDF Suez	0.23%	249,987	0.42%
250,000	7/13/12	BP Capital Markets P.L.C.	0.15%	249,987	0.42%
Government Sponsored Enterprise
250,000	7/16/12	Corporacion Andina de Fomento	0.21%	249,978	0.42%
Telecommunication
250,000	8/13/12	Telstra Corporation Limited	0.22%	249,934	0.42%
Total foreign commercial paper (cost: $2,744,630)				2,746,976	4.56%

Total commercial paper (cost: $6,942,961)				6,946,227	11.54%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$225,000	11/20/12	Boeing	1.88%	226,618	0.38%
600,000	12/2/13	United Technologies Corporation	0.74%	602,494	1.00%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

June 30, 2012

(Unaudited)

					% of
					Partners'
					Capital
					(Net Asset
		Description		Fair Value	Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Agriculture
$200,000	3/1/13	Archer-Daniels-Midland Company	7.13%	$213,323	0.35%
Apparel
75,000	8/23/13	V.F. Corporation	1.22%	75,100	0.12%
Automotive
200,000	10/12/12	Toyota Motor Credit Corporation	0.67%	200,485	0.33%
200,000	10/11/13	Toyota Motor Credit Corporation	0.92%	201,321	0.33%
275,000	2/17/15	Toyota Motor Credit Corporation	1.00%	276,357	0.46%
Banks
200,000	1/30/14	Bank of America Corporation	1.89%	198,566	0.33%
250,000	11/1/12	Bank of New York Mellon	4.95%	255,826	0.43%
450,000	4/1/14	Citigroup Inc.	1.40%	444,402	0.74%
200,000	7/2/12	Credit Suisse AG (NY)	3.45%	203,182	0.34%
450,000	1/14/14	Credit Suisse AG (NY)	1.43%	451,832	0.75%
250,000	10/30/12	GMAC Inc.	1.75%	251,962	0.42%
300,000	12/19/12	GMAC Inc.	2.20%	302,974	0.50%
450,000	5/2/14	JPMorgan Chase & Co.	1.22%	449,862	0.75%
450,000	1/9/14	Morgan Stanley	0.77%	428,774	0.71%
150,000	2/7/14	The Goldman Sachs Group, Inc.	1.47%	148,542	0.25%
200,000	10/30/13	U.S. Bancorp	1.13%	201,322	0.33%
300,000	5/1/13	Wachovia Corporation	5.50%	314,474	0.52%
Beverages
450,000	7/14/14	Anheuser-Busch InBev Worldwide Inc.	0.83%	453,271	0.75%
300,000	8/15/13	Coca-Cola Enterprises, Inc.	5.00%	319,935	0.53%
Chemical
200,000	11/15/12	Praxair, Inc.	1.75%	201,360	0.33%
Computers
225,000	4/1/14	Dell Inc.	1.07%	227,079	0.38%
225,000	5/30/14	Hewlett-Packard Company	0.87%	223,195	0.37%
100,000	9/19/14	Hewlett-Packard Company	2.02%	101,191	0.17%
550,000	10/15/13	IBM	6.50%	598,980	1.02%
Consumer Products
250,000	8/15/14	The Procter & Gamble Company	0.70%	251,301	0.42%
Diversified Financial Services
250,000	5/8/14	American Honda Finance Corp.	0.92%	250,659	0.42%
200,000	5/24/13	BlackRock, Inc.	0.77%	200,833	0.33%
45,000	4/1/14	Caterpillar Financial Services Corp.	0.76%	45,241	0.08%
200,000	12/28/12	General Electric Capital Corporation	2.63%	202,321	0.34%
200,000	4/7/14	General Electric Capital Corporation	1.10%	200,330	0.33%
300,000	1/15/14	HSBC Finance Corporation	0.72%	297,127	0.49%
225,000	10/1/12	John Deere Capital Corporation	5.25%	230,661	0.38%
200,000	12/17/12	John Deere Capital Corporation	4.95%	204,534	0.34%
300,000	4/5/13	PACCAR Financial Corp.	0.69%	301,204	0.50%
225,000	4/14/14	SSIF Nevada, Limited Partnership	1.17%	224,032	0.37%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

June 30, 2012

(Unaudited)

					% of
					Partners'
					Capital
					(Net Asset
		Description		Fair Value	Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Energy
$225,000	10/15/12	ConocoPhillips	4.75%	$229,770	0.38%
100,000	9/15/12	Motiva Enterprises LLC	5.20%	102,393	0.17%
250,000	10/31/12	Northern Natural Gas Company	5.38%	255,994	0.43%
225,000	12/13/13	Occidental Petroleum Corporation	1.45%	227,861	0.38%
100,000	4/15/13	PSEG Power LLC	2.50%	101,930	0.17%
Food
200,000	9/15/12	Cargill, Inc.	5.60%	205,150	0.34%
100,000	12/3/12	Kellogg Company	5.13%	102,267	0.17%
Healthcare
330,000	3/1/14	Roche Holdings, Inc.	5.00%	249,230	0.41%
Insurance
100,000	1/10/14	Berkshire Hathaway Finance Corp.	0.80%	100,467	0.17%
300,000	2/11/13	Berkshire Hathaway Inc.	0.90%	301,498	0.50%
200,000	1/11/13	Metropolitan Life Global Funding I	2.50%	204,232	0.34%
200,000	4/10/13	Metropolitan Life Global Funding I	5.13%	208,920	0.35%
200,000	8/22/12	New York Life Global Funding	0.52%	200,088	0.33%
100,000	10/16/12	New York Life Global Funding	5.25%	102,341	0.17%
200,000	4/15/13	Pacific Life Global Funding	5.15%	209,089	0.35%
200,000	9/27/13	Pricoa Global Funding I	0.66%	199,202	0.33%
100,000	12/14/12	Principal Life Income Fundings	5.30%	102,274	0.17%
Manufacturing
435,000	6/21/13	Danaher Corporation	0.72%	436,390	0.73%
Media
150,000	12/1/14	The Walt Disney Company	0.88%	151,025	0.25%
100,000	7/1/13	Time Warner Cable Inc.	6.20%	108,178	0.18%
Pharmaceutical
100,000	3/1/13	McKesson Corporation	5.25%	104,743	0.17%
225,000	2/10/14	Novartis Capital Corporation	4.13%	241,168	0.40%
150,000	3/15/13	Pfizer Inc.	5.50%	157,757	0.26%
Retail
425,000	7/18/14	Target Corporation	0.64%	426,767	0.71%
225,000	4/15/14	Wal-Mart Stores, Inc.	1.63%	230,060	0.38%
Steel
100,000	12/1/12	Nucor Corporation	5.00%	102,095	0.17%
Telecommunications
225,000	2/13/15	AT&T Inc.	0.88%	225,591	0.37%
110,000	3/14/14	Cisco Systems, Inc.	0.72%	110,595	0.18%
270,000	3/28/14	Verizon Communications Inc.	1.07%	272,397	0.45%
200,000	3/15/13	Verizon Virginia Inc.	4.63%	208,285	0.35%
Transportation
200,000	1/15/13	United Parcel Service, Inc.	4.50%	208,559	0.35%
Total U.S. corporate notes (cost: $16,229,710)				16,066,986	26.70%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

June 30, 2012

(Unaudited)

					% of
					Partners'
					Capital
					(Net Asset
		Description		Fair Value	Value)
Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Automotive
$450,000	4/1/14	Volkswagen International Finance N.V.	1.08%	$450,317	0.74%
Banks
200,000	6/28/13	Bank of Montreal	2.13%	203,309	0.34%
450,000	1/10/14	BNP Paribas	1.37%	442,052	0.73%
225,000	4/14/14	Danske Bank A/S	1.52%	220,675	0.37%
250,000	1/18/13	HSBC Bank PLC	0.87%	250,764	0.42%
450,000	3/15/13	ING Bank N.V.	1.52%	450,439	0.74%
250,000	6/17/13	KfW Bankengruppe	0.25%	250,042	0.42%
100,000	11/16/12	National Australia Bank Limited	2.35%	100,857	0.17%
225,000	4/11/14	National Australia Bank Limited	1.19%	225,700	0.37%
300,000	2/4/13	Rabobank Nederland	0.62%	300,245	0.50%
250,000	7/29/13	Royal Bank of Canada	2.10%	256,378	0.43%
200,000	9/14/12	Svenska Handelsbanken AB (publ)	2.88%	202,543	0.34%
270,000	7/26/13	The Toronto-Dominion Bank	0.65%	270,883	0.45%
100,000	12/14/12	Westpac Banking Corporation	1.90%	100,692	0.17%
250,000	3/31/14	Westpac Banking Corporation	1.19%	250,102	0.42%
Energy
225,000	3/25/13	Shell International Finance B.V.	1.88%	228,549	0.38%
Insurance
200,000	4/22/13	Monumental Global Funding III	5.50%	209,133	0.35%
Pharmaceutical
200,000	3/28/13	Sanofi	0.66%	200,587	0.33%
210,000	3/28/14	Sanofi	0.77%	210,790	0.35%
450,000	3/21/14	Teva Pharmaceutical Finance III BV	0.97%	450,894	0.74%
Total foreign corporate notes (cost: $5,303,719)				5,274,951	8.76%

Total corporate notes (cost: $21,533,430)				21,341,937	35.46%

Total investment in securities (cost: $37,337,878)				$37,108,579	61.65%

U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$100,000	8/15/13	Bank of Montreal (Chicago)	0.67%	$100,166	0.16%
250,000	11/20/12	Bank of Nova Scotia (Chicago)	0.74%	251,544	0.42%
250,000	9/10/12	Bank of Tokyo-Mitsubishi UFJ, Ltd. (NY)	0.52%	250,476	0.42%
250,000	10/12/12	DZ Bank AG (NY)	0.76%	250,562	0.42%
250,000	11/5/12	Mizuho Corporate Bank, Ltd. (NY)	0.52%	250,240	0.42%
250,000	1/9/13	National Bank of Canada (NY)	0.66%	251,150	0.42%
200,000	11/13/12	Nordea Bank Finland PLC (NY)	0.67%	200,042	0.31%
250,000	3/1/13	PNC Bank	0.57%	250,413	0.42%
250,000	9/7/12	The Norinchukin Bank (NY)	0.55%	250,516	0.42%
Total U.S. certificates of deposit (cost: $2,049,739)				2,055,109	3.41%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

June 30, 2012

(Unaudited)

% of
Partners'
Capital
(Net Asset
Description	Fair Value	Value)
Foreign Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Bank
250,000	4/11/13	Sumitomo Mitsui Banking Corp.	0.80%	250,625	0.42%
Total foreign certificates of deposit (cost: $250,000)	250,625	0.42%

Total certificates of deposit (cost: $2,299,739)	$2,305,734	3.83%

Open Futures Contracts
Long U.S. Futures Contracts
Agricultural commodities	$191,855	0.32%
Currencies	(161,920)	(0.27)%
Energy	(25,220)	(0.04)%
Equity indices	60,197	0.10%
Interest rate instruments	135,267	0.22%
Metals	(569,079)	(0.95)%
Net unrealized loss on open long U.S. futures contracts	(368,900)	(0.62)%

Short U.S. Futures Contracts
Agricultural commodities	(421,594)	(0.70)%
Currencies[2]	(695,465)	(1.16)%
Energy	(304,784)	(0.51)%
Equity indices	(144,888)	(0.24)%
Metals	372,418	0.62%
Net unrealized loss on open short U.S. futures contracts	(1,194,313)	(1.99)%

Total U.S. futures contracts - net unrealized loss on open U.S. futures contracts	(1,563,213)	(2.61)%

Long Foreign Futures Contracts
Agricultural commodities	15,035	0.02%
Currencies	(17,671)	(0.03)%
Equity indices	(7,116)	(0.01)%
Interest rate instruments	12,159	0.02%
Net unrealized gain on open long foreign futures contracts	2,407	0.00%

Short Foreign Futures Contracts
Agricultural commodities	(6,801)	(0.01)%
Currencies	(105,910)	(0.18)%
Equity indices	(487,806)	(0.81)%
Net unrealized loss on open short foreign futures contracts	(600,517)	(1.00)%

Total foreign futures contracts - net unrealized loss on open foreign futures contracts	(598,110)	(1.00)%

Net unrealized loss on open futures contracts	$(2,161,323)	(3.61)%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

June 30, 2012

(Unaudited)

		% of
		Partners'
		Capital
		(Net Asset
Description	Fair Value	Value)
Open Forward Currency Contracts
U.S. Forward Currency Contracts
Long	$33,161	0.06%
Short	(110,050)	(0.18)%
Net unrealized loss on open U.S. forward currency contracts	(76,889)	(0.12)%

Foreign Forward Currency Contracts
Long	(55,554)	(0.09)%
Short	73,544	0.12%
Net unrealized gain on open foreign forward currency contracts	17,990	0.03%

Net unrealized loss on open forward currency contracts	$(58,899)	(0.09)%

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

Seneca Global Fund, L.P.

Condensed Schedule of Investments

December 31, 2011

(Audited)

					% of
					Partners'
					Capital
					(Net Asset
		Description		Fair Value	Value)
Investments in Securities
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$450,000	3/8/12	U.S. Treasury Bill	0.20%	$449,982	0.70%
500,000	4/30/12	U.S. Treasury Note	4.50%	511,041	0.79%
675,000	6/15/12	U.S. Treasury Note	1.88%	681,102	1.05%
300,000	7/31/12	U.S. Treasury Note	4.63%	309,677	0.48%
100,000	9/30/12	U.S. Treasury Note	0.38%	100,287	0.16%
450,000	10/31/12	U.S. Treasury Note	3.88%	466,826	0.72%
200,000	11/15/12	U.S. Treasury Note	1.38%	202,490	0.31%
300,000	11/30/12	U.S. Treasury Note	0.50%	301,092	0.47%
100,000	1/15/13	U.S. Treasury Note	1.38%	101,878	0.16%
300,000	2/15/13	U.S. Treasury Note	1.38%	305,554	0.47%
Total U.S. Treasury securities (cost: $3,460,043)				3,429,929	5.31%

U.S. Government Sponsored Enterprise Notes
Face Value	Maturity Date	Name	Yield[1]
$250,000	4/2/12	Federal Home Loan Bank	0.17%	250,035	0.39%
250,000	6/20/12	Federal Home Loan Bank	1.88%	252,129	0.39%
250,000	6/27/12	Federal Home Loan Bank	0.25%	250,098	0.39%
300,000	7/25/12	Federal Home Loan Bank	0.25%	300,457	0.46%
250,000	8/10/12	Federal Home Loan Bank	0.35%	250,183	0.39%
600,000	8/22/12	Federal Home Loan Bank	1.75%	609,527	0.94%
200,000	1/16/13	Federal Home Loan Bank	1.50%	203,858	0.32%
250,000	7/10/12	Federal Home Loan Mortgage Corp.	0.18%	249,935	0.39%
500,000	1/9/13	Federal Home Loan Mortgage Corp.	1.38%	509,053	0.79%
250,000	9/23/13	Federal Home Loan Mortgage Corp.	0.55%	250,068	0.39%
250,000	9/30/13	Federal Home Loan Mortgage Corp.	0.55%	250,143	0.39%
400,000	5/18/12	Federal National Mortgage Association	4.88%	409,703	0.63%
250,000	7/16/12	Federal National Mortgage Association	0.18%	249,933	0.39%
200,000	7/30/12	Federal National Mortgage Association	1.13%	202,018	0.31%
750,000	10/30/12	Federal National Mortgage Association	0.50%	752,219	1.16%
Total U.S. government sponsored enterprise notes (cost: $5,013,078)				4,989,359	7.73%

Foreign Government Sponsored Enterprise Notes
Face Value	Maturity Date	Name	Yield[1]
$200,000	1/23/12	African Development Bank	1.88%	201,791	0.31%
200,000	3/21/12	European Investment Bank	4.63%	204,235	0.32%
250,000	6/11/12	Soc. de Financement de l'Economie Fr.	2.25%	251,279	0.39%
Total foreign government sponsored enterprise notes (cost: $667,015)				657,305	1.02%

Total government sponsored enterprise notes (cost $5,680,093)				5,646,664	8.75%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

December 31, 2011

(Audited)

					% of
					Partners'
					Capital
					(Net Asset
		Description		Fair Value	Value)

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$250,000	1/9/12	BMW US Capital, LLC	0.38%	$249,979	0.39%
Banks
200,000	1/25/12	Bank of Tokyo-Mitsubishi (NY)	0.29%	199,961	0.31%
200,000	2/15/12	Credit Suisse (USA), Inc.	0.45%	199,888	0.31%
150,000	3/19/12	Goldman Sachs	0.55%	149,821	0.23%
150,000	1/27/12	HSBC USA Inc.	0.20%	149,966	0.23%
250,000	1/4/12	Standard Chartered Bank (NY)	0.20%	249,995	0.39%
200,000	2/6/12	Union Bank, NA	0.18%	199,964	0.31%
Beverages
250,000	2/2/12	Anheuser-Busch InBev Worldwide Inc.	0.25%	249,944	0.39%
Charity
150,000	1/25/12	Salvation Army	0.10%	149,990	0.23%
Diversified Financial Services
150,000	1/18/12	American Honda Finance Corp.	0.17%	149,988	0.23%
250,000	1/11/12	General Electric Capital Corp.	0.14%	249,999	0.39%
200,000	2/27/12	ING (U.S.) Funding LLC	0.35%	199,889	0.31%
200,000	1/6/12	Nordea Invest Mgmt North America, Inc.	0.32%	199,991	0.31%
250,000	1/9/12	PACCAR Financial Corp.	0.08%	249,996	0.39%
250,000	2/15/12	Private Export Funding Corp.	0.11%	249,966	0.39%
150,000	1/13/12	River Fuel Trust 1	0.35%	149,980	0.23%
Energy
270,000	1/11/12	NextEra Energy	0.50%	269,966	0.42%
300,000	1/12/12	Oglethorpe Power Corp.	0.17%	299,984	0.46%
250,000	1/11/12	Southern Company	0.17%	249,988	0.39%
Food
250,000	1/5/12	Kellogg Company	0.19%	249,995	0.39%
Insurance
200,000	1/10/12	Metlife Funding, Inc.	0.07%	199,995	0.31%
Total U.S. commercial paper (cost: $4,518,227)				4,519,245	7.01%

Foreign Commercial Paper
Banks
$250,000	2/7/12	Australia and New Zealand Banking Group	0.25%	249,936	0.39%
250,000	1/6/12	John Deere Bank SA	0.10%	249,997	0.39%
250,000	1/17/12	Mizuho Funding LLC	0.20%	249,978	0.39%
250,000	3/8/12	Oversea-Chinese Banking Corp. Ltd	0.53%	249,753	0.39%
250,000	1/27/12	Sumitomo Mitsui Banking Corp.	0.24%	249,957	0.39%
Consumer Products
250,000	1/4/12	Reckitt Benckiser	0.30%	249,994	0.39%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

December 31, 2011

(Audited)

					% of
					Partners'
					Capital
					(Net Asset
		Description		Fair Value	Value)
Foreign Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield[1]
Energy
$250,000	1/4/12	BP Capital Markets	0.19%	$249,995	0.39%
250,000	2/1/12	GDF Suez	0.19%	249,959	0.39%
250,000	1/5/12	Pacific Gas and Electric	0.55%	249,985	0.39%
Government Sponsored Enterprise
250,000	2/14/12	Corporacion Andina de Fomento	0.33%	249,899	0.39%
Healthcare
250,000	1/10/12	Covidien International Finance S.A.	0.21%	249,987	0.39%
Total foreign commercial paper (cost: $2,748,761)				2,749,440	4.29%

Total commercial paper (cost: $7,266,988)				7,268,685	11.30%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$225,000	11/20/12	Boeing	1.88%	227,826	0.35%
200,000	4/1/12	McDonnell Douglas	9.75%	209,283	0.32%
Agriculture
200,000	8/13/12	Archer-Daniels-Midland	0.61%	200,488	0.31%
Apparel
75,000	8/23/13	V.F. Corporation	1.25%	75,229	0.12%
Banks
450,000	1/30/14	Bank of America	1.85%	407,722	0.63%
250,000	11/1/12	Bank of New York Mellon	4.95%	261,274	0.40%
300,000	7/27/12	BB&T	3.85%	309,835	0.48%
450,000	4/1/14	Citigroup	1.30%	425,538	0.66%
200,000	7/2/12	Credit Suisse AG (NY)	3.45%	205,652	0.32%
450,000	1/14/14	Credit Suisse AG (NY)	1.36%	436,874	0.68%
100,000	1/15/12	Credit Suisse (USA), Inc.	6.50%	103,179	0.16%
250,000	10/30/12	GMAC	1.75%	253,966	0.39%
300,000	12/19/12	GMAC	2.20%	305,941	0.47%
150,000	1/15/12	Goldman Sachs	6.60%	154,762	0.24%
250,000	2/6/12	Goldman Sachs	0.62%	249,863	0.39%
505,000	2/7/14	Goldman Sachs	1.44%	473,147	0.73%
450,000	5/2/14	JPMorgan Chase	1.30%	436,994	0.68%
225,000	4/29/13	Morgan Stanley	1.41%	212,595	0.33%
450,000	1/9/14	Morgan Stanley	0.69%	407,852	0.63%
300,000	10/23/12	Wells Fargo & Company	5.25%	313,498	0.48%
200,000	1/31/13	Wells Fargo & Company	4.38%	210,370	0.33%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

December 31, 2011

(Audited)

					% of
					Partners'
					Capital
					(Net Asset
		Description		Fair Value	Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Beverages
$450,000	7/14/14	Anheuser-Busch InBev Worldwide Inc.	0.76%	$448,582	0.69%
100,000	3/1/12	Coca-Cola Enterprises, Inc.	3.75%	101,694	0.16%
300,000	8/15/13	Coca-Cola Enterprises, Inc.	5.00%	324,729	0.50%
Chemical
200,000	11/15/12	Praxair, Inc.	1.75%	202,153	0.31%
Computers
450,000	4/1/14	Dell Inc.	0.97%	453,785	0.70%
200,000	3/1/12	Hewlett-Packard Company	0.64%	200,019	0.31%
225,000	5/30/14	Hewlett-Packard Company	0.92%	217,726	0.34%
100,000	9/19/14	Hewlett-Packard Company	2.11%	99,587	0.15%
550,000	10/15/13	IBM	6.50%	614,082	0.95%
Consumer Products
250,000	8/15/14	Procter & Gamble	0.70%	251,880	0.39%
150,000	2/15/12	Kimberly-Clark Corporation	5.63%	153,999	0.24%
Diversified Financial Services
250,000	6/29/12	American Honda Finance Corp.	0.68%	249,940	0.39%
200,000	5/24/13	BlackRock	0.81%	200,049	0.31%
200,000	4/5/13	Caterpillar Financial Services	2.00%	204,450	0.32%
45,000	4/1/14	Caterpillar Financial Services	0.66%	45,018	0.07%
250,000	10/22/12	Citigroup Funding Inc.	1.88%	254,338	0.39%
250,000	12/10/12	Citigroup Funding Inc.	2.25%	254,971	0.39%
200,000	12/28/12	General Electric Capital Corp.	2.63%	204,831	0.32%
200,000	1/8/13	General Electric Capital Corp.	2.80%	206,491	0.32%
450,000	1/15/14	HSBC Finance Corp.	0.65%	415,162	0.64%
200,000	3/15/12	John Deere Capital Corp.	7.00%	206,845	0.32%
225,000	10/1/12	John Deere Capital Corp.	5.25%	235,792	0.36%
200,000	12/17/12	John Deere Capital Corp.	4.95%	208,736	0.32%
300,000	7/16/12	Massmutual Global Funding II	3.63%	309,515	0.48%
300,000	4/5/13	PACCAR Financial Corp.	0.72%	299,863	0.46%
200,000	2/15/12	Principal Life Global Funding I	6.25%	205,904	0.32%
225,000	4/14/14	SSIF Nevada, LP	1.10%	221,978	0.34%
200,000	10/12/12	Toyota Motor Credit Corp.	0.59%	200,339	0.31%
Energy
225,000	10/15/12	ConocoPhillips	4.75%	233,975	0.36%
450,000	1/15/12	Duke Energy Carolinas, LLC	6.25%	463,685	0.72%
250,000	10/31/12	Northern Natural Gas Company	5.38%	261,669	0.40%
225,000	12/13/13	Occidental Petroleum	1.45%	229,064	0.35%
Food
200,000	9/15/12	Cargill, Incorporated	5.60%	209,344	0.32%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

December 31, 2011

(Audited)

					% of
					Partners'
					Capital
					(Net Asset
		Description		Fair Value	Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Healthcare
$230,000	3/1/14	Roche Holdings, Inc.	5.00%	$252,648	0.39%
Insurance
100,000	1/10/14	Berkshire Hathaway Finance Corp.	0.72%	99,623	0.15%
300,000	2/11/13	Berkshire Hathaway Inc.	0.88%	301,371	0.47%
115,000	5/30/12	Jackson National Life Global Funding	6.13%	117,763	0.18%
250,000	4/4/14	MetLife Institutional Funding II	1.27%	250,248	0.39%
300,000	9/17/12	Metropolitan Life Global Funding I	2.88%	306,413	0.47%
200,000	1/11/13	Metropolitan Life Global Funding I	2.50%	204,784	0.32%
200,000	8/22/12	New York Life Global Funding	0.54%	200,081	0.31%
100,000	10/16/12	New York Life Global Funding	5.25%	104,803	0.16%
200,000	12/14/12	New York Life Global Funding	2.25%	202,865	0.31%
200,000	4/15/13	Pacific Life Global Funding	5.15%	211,079	0.33%
200,000	6/25/12	Pricoa Global Funding I	4.63%	203,339	0.31%
100,000	12/14/12	Principal Life Income Fundings	5.30%	104,330	0.16%
200,000	6/15/12	Travelers Companies, Inc.	5.38%	204,336	0.32%
Media
300,000	3/1/12	Walt Disney Company	6.38%	309,077	0.48%
150,000	12/1/14	Walt Disney Company	0.88%	150,808	0.23%
Manufacturing
435,000	6/21/13	Danaher Corporation	0.82%	435,743	0.67%
Pharmaceuticals
225,000	2/10/14	Novartis Capital Corporation	4.13%	244,369	0.38%
150,000	3/15/13	Pfizer Inc.	5.50%	160,995	0.25%
Retail
250,000	3/15/12	Costco Wholesale Corporation	5.30%	256,217	0.40%
425,000	7/18/14	Target Corporation	0.57%	425,487	0.66%
225,000	4/15/14	Wal-Mart Stores, Inc.	1.63%	230,723	0.36%
Semiconductor
200,000	5/15/13	Texas Instruments Incorporated	0.64%	200,568	0.31%
Steel
100,000	12/1/12	Nucor Corporation	5.00%	104,019	0.16%
Telecommunications
110,000	3/14/14	Cisco Systems, Inc.	0.79%	109,963	0.17%
270,000	3/28/14	Verizon Communications Inc.	1.18%	269,691	0.42%
Total U.S. corporate notes (cost: $20,299,965)				19,933,426	30.81%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

December 31, 2011

(Audited)

					% of
					Partners'
					Capital
					(Net Asset
		Description		Fair Value	Value)
Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Automotive
$450,000	4/1/14	Volkswagen International Finance N.V.	0.98%	$442,119	0.68%
Banks
200,000	12/21/12	ANZ National (Int'l) Limited	2.38%	203,584	0.31%
450,000	1/10/14	BNP Paribas	1.29%	416,343	0.64%
250,000	6/29/12	Commonwealth Bank of Australia	0.78%	249,803	0.39%
450,000	3/17/14	Commonwealth Bank of Australia	1.29%	443,000	0.69%
225,000	4/14/14	Danske Bank A/S	1.45%	217,582	0.34%
100,000	8/3/12	HSBC Bank PLC	0.88%	100,208	0.15%
250,000	1/18/13	HSBC Bank PLC	0.80%	249,489	0.39%
300,000	1/13/12	ING Bank N.V.	1.03%	300,654	0.46%
450,000	3/15/13	ING Bank N.V.	1.60%	439,859	0.68%
250,000	6/17/13	KfW Bankengruppe	0.29%	249,908	0.39%
200,000	6/15/12	National Australia Bank Limited	0.75%	200,103	0.31%
100,000	11/16/12	National Australia Bank Limited	2.35%	101,380	0.16%
225,000	4/11/14	National Australia Bank Limited	1.11%	223,308	0.35%
300,000	2/4/13	Rabobank Nederland	0.58%	300,199	0.46%
300,000	12/12/12	Royal Bank of Canada	0.69%	300,424	0.46%
250,000	3/8/13	Royal Bank of Canada	0.69%	250,168	0.39%
200,000	5/11/12	Royal Bank of Scotland PLC	2.63%	202,009	0.31%
270,000	7/26/13	Toronto-Dominion Bank	0.60%	269,910	0.42%
190,000	11/1/13	Toronto-Dominion Bank	0.89%	190,674	0.29%
100,000	12/14/12	Westpac Banking Corporation	1.90%	101,010	0.16%
250,000	3/31/14	Westpac Banking Corporation	1.31%	250,735	0.39%
Energy
425,000	3/10/12	BP Capital Markets P.L.C.	3.13%	431,049	0.67%
225,000	3/25/13	Shell International Finance B.V.	1.88%	230,317	0.36%
Mining
250,000	3/29/12	BHP Billiton Finance (USA) Limited	5.13%	256,031	0.40%
Pharmaceuticals
550,000	3/28/13	Sanofi	0.77%	550,570	0.85%
210,000	3/28/14	Sanofi	0.88%	209,726	0.32%
450,000	3/21/14	Teva Pharmaceutical Finance III BV	1.07%	447,533	0.69%
Telecommunications
175,000	2/27/12	Vodafone Group PLC	0.79%	175,150	0.27%
Total foreign corporate notes (cost: $8,097,611)				8,002,845	12.38%

Total corporate notes (cost: $28,397,576)				27,936,271	43.19%

Total investment in securities (cost: $44,804,700)				$44,281,549	68.55%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

December 31, 2011

(Audited)

					% of
					Partners'
					Capital
					(Net Asset
		Description		Fair Value	Value)
U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$250,000	1/17/12	Bank of Tokyo-Mitsubishi (NY)	0.36%	$250,444	0.39%
250,000	4/4/12	Deutsche Bank Aktiengesellschaft (NY)	0.45%	250,609	0.39%
200,000	11/13/12	Nordea Bank Finland PLC (NY)	0.65%	199,168	0.31%
250,000	3/1/13	PNC Bank	0.63%	248,172	0.38%
250,000	2/3/12	Shizuoka Bank, Ltd. (NY)	0.49%	250,234	0.39%
300,000	4/25/12	UBS AG (NY)	0.55%	301,003	0.47%
250,000	5/3/12	Westpac Banking Corp. (NY)	0.40%	250,669	0.39%
Total U.S. certificates of deposit (cost: $1,749,630)				1,750,299	2.72%

Foreign Certificates of Deposit
Banks
$250,000	1/17/12	Bank of Nova Scotia	0.32%	250,600	0.39%
200,000	6/11/12	Bank of Nova Scotia	0.74%	200,115	0.31%
250,000	11/20/12	Bank of Nova Scotia	0.74%	250,379	0.39%
250,000	1/24/12	Svenska Handelsbanken AB	0.38%	250,187	0.39%
Government Sponsored Enterprise
250,000	5/25/12	Caisse Amortissement de la Dette Socia	0.43%	249,705	0.39%
Total foreign certificates of deposit (cost: $1,200,564)				1,200,986	1.87%

Total certificates of deposit (cost: $2,950,195)				$2,951,285	4.59%

Open Futures Contracts
Long U.S. Futures Contracts
		Agricultural commodities		$29,095	0.04%
		Currencies		61,569	0.10%
		Energy		19,162	0.03%
		Equity indices		13,888	0.02%
		Interest rate instruments		41,490	0.06%
		Metals		(318,784)	(0.49)%
Net unrealized loss on open long U.S. futures contracts				(153,580)	(0.24)%

Short U.S. Futures Contracts
		Agricultural commodities		(346,033)	(0.54)%
		Currencies		60,821	0.09%
		Energy		191,030	0.30%
		Equity indices		20,049	0.03%
		Interest rate instruments		(18,963)	(0.03)%
		Metals		136,750	0.21%
Net unrealized gain on open short U.S. futures contracts				43,654	0.06%

Total U.S. futures contracts - net unrealized loss on open U.S. futures contracts				(109,926)	(0.18)%

The accompanying notes are an integral part of these financial statements.

 Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

December 31, 2011

(Audited)

		% of
		Partners'
		Capital
		(Net Asset
Description	Fair Value	Value)
Long Foreign Futures Contracts
Equity indices	$68,689	0.11%
Interest rate instruments [2]	695,322	1.08%
Net unrealized gain on open long foreign futures contracts	764,011	1.19%

Short Foreign Futures Contracts
Agricultural commodities	87,815	0.14%
Currencies	429,186	0.66%
Equity indices	88,959	0.14%
Interest rate instruments	(75,194)	(0.12)%
Net unrealized gain on open short foreign futures contracts	530,766	0.82%

Total foreign futures contracts - net unrealized gain on open foreign futures contracts	1,294,777	2.01%

Net unrealized gain on open futures contracts	$1,184,851	1.83%

Open Forward Currency Contracts
U.S. Forward Currency Contracts
Long	$5,784	0.01%
Short	7,277	0.01%
Net unrealized gain on open U.S. forward currency contracts	13,061	0.02%

Foreign Forward Currency Contracts
Long	(35,591)	(0.06)%
Short	41,437	0.06%
Net unrealized gain on open foreign forward currency contracts	5,846	0.00%

Net unrealized gain on open forward currency contracts	$18,907	0.02%

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

Seneca Global Fund, L.P.

Statements of Operations

For the Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Trading Loss from Futures and Forwards
Net realized gain (loss)	$(704,738)	$(1,707,835)	$(210,576)	$992,760
Net change in unrealized loss	(1,747,048)	(1,134,196)	(3,423,980)	(3,133,979)
Brokerage commissions and trading expenses	(57,842)	(50,124)	(109,484)	(78,330)
Net loss from futures and forwards trading	(2,509,628)	(2,892,155)	(3,744,040)	(2,219,549)

Net Investment Loss
Income
Interest income	147,844	63,940	320,354	104,913
Net realized and changes in unrealized gain (loss) on securities and certificates of deposit	(67,720)	(41,495)	75,213	(41,495)
Total income	80,124	22,445	395,567	63,418
Expenses
Trading Advisor management fees	232,632	263,116	466,695	607,916
Trading Advisor incentive fees	—	271,651	73,650	271,651
Cash Manager fees	12,388	17,543	23,317	17,543
General Partner fee	241,203	202,993	487,545	359,342
Selling Agent fees – General Partner	122,054	101,162	244,154	191,371
Broker dealer custodial fee – General Partner	16,546	18,788	34,757	37,472
Broker dealer servicing fee – General Partner	11,853	10,080	23,565	19,151
Administrative expenses – General Partner	244,572	352,025	458,700	594,302
Offering expenses – General Partner	153,542	181,977	279,515	305,359
Total expenses	1,034,790	1,419,335	2,091,898	2,404,107
Administrative and offering expenses waived	(122,931)	(278,438)	(181,997)	(401,012)
Net total expenses	911,859	1,140,897	1,909,901	2,003,095
Net investment loss	(831,735)	(1,118,452)	(1,514,334)	(1,939,677)
Net Loss	$(3,341,363)	$(4,010,607)	$(5,258,374)	$(4,159,226)

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Statements of Operations (continued)

For the Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

	Series A	Series B	Series I	General Partner
Three Months Ended June 30, 2012
Decrease in net asset value per unit	$(4.64)	$(4.84)	$(5.46)	$(5.22)
Net loss per unit*	$(4.79)	$(4.69)	$(5.53)	$(5.22)
Weighted average number of units outstanding	282,586.1249	132,308.9606	241,106.3284	6,484.1437

Three Months Ended June 30, 2011
Decrease in net asset value per unit	$(6.51)	$(6.75)	$(7.60)	$(7.31)
Net loss per unit*	$(7.01)	$(6.94)	$(7.73)	$(7.31)
Weighted average number of units outstanding	205,726.5865	134,265.1038	207,450.0178	4,806.7772

	Series A	Series B	Series I	General Partner
Six Months Ended June 30, 2012
Decrease in net asset value per Unit	$(7.44)	$(7.57)	$(8.47)	$(7.77)
Net loss per Unit*	$(7.68)	$(7.37)	$(8.59)	$(7.76)
Weighted average number of Units outstanding	278,808.2196	135,759.8042	240,378.1693	6,484.1437

Six Months Ended June 30, 2011
Decrease in net asset value per Unit	$(7.13)	$(7.01)	$(7.72)	$(6.85)
Net loss per Unit*	$(7.94)	$(7.28)	$(7.99)	$(6.85)
Weighted average number of Units outstanding	193,500.1820	132,287.8425	203,562.4095	4,806.7772

* Based on weighted average number of units outstanding during the period.

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Statements of Cash Flows

For the Six Months Ended June 30, 2012 and 2011

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(5,258,374)	$(4,159,226)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Net change in unrealized loss from futures and forwards trading	3,423,980	3,133,979
Purchases of securities and certificates of deposit	(45,037,725)	(45,343,482)
Proceeds from disposition of securities and certificates of deposit	52,931,459	7,782,553
Net realized and change in unrealized (gain) loss in securities and certificates of deposit	(75,213)	41,495
Changes in
Due from General Partner	—	(122,843)
Trading Advisor management fee payable	(2,947)	(206,331)
Trading Advisor incentive fee payable	—	(310,730)
Commissions and other trading expenses payable on open contracts	3,552	6,432
Cash Manager fees payable	(1,919)	17,543
General Partner fee payable	(5,090)	21,843
Selling Agent fees payable – General Partner	(883)	5,268
Administrative expenses payable – General Partner	(3,264)	2,810
Offering expenses payable – General Partner	(2,545)	1,951
Broker dealer custodial fee payable – General Partner	(1,104)	(236)
Broker dealer servicing fee payable – General Partner	51	560
Net cash provided by (used in) operating activities	5,969,978	(39,128,414)

Cash flows from financing activities
Subscriptions	6,155,024	7,440,072
Subscriptions received in advance	420,568	2,458,683
Redemptions	(6,338,508)	(2,027,704)
Net cash provided by financing activities	237,084	7,871,051

Net increase (decrease) in cash and cash equivalents	6,207,062	(31,257,363)
Cash and cash equivalents, beginning of period	18,507,703	54,051,259
Cash and cash equivalents, end of period	$24,714,765	$22,793,896

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$21,914,387	$18,576,218
Cash and cash equivalents	2,800,378	4,217,678
Total end of period cash and cash equivalents	$24,714,765	$22,793,896

Supplemental disclosure of cash flow information
Prior period redemptions paid	$528,168	$35,507
Prior period subscriptions received in advance	$1,426,321	$2,536,859

Supplemental schedule of non-cash financing activities
Redemptions payable	$987,488	$375,834

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Statements of Changes in Partners’ Capital (Net Asset Value)

For the Six Months Ended June 30, 2012 and 2011

(Unaudited)

	Series A		Series B		Series I		General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Six Months Ended June 30, 2012
Balance at December 31, 2011	269,518.2687	$23,528,145	140,857.9391	$13,684,883	237,052.9763	$26,673,580	6,484.1437	$776,710	$64,663,318
Net loss		(2,142,066)		(1,000,897)		(2,065,083)		(50,328)	(5,258,374)
Subscriptions	38,694.3784	3,345,461	12,401.4230	1,199,333	27,158.0874	3,036,551	—	—	7,581,345
Redemptions	(21,874.3647)	(1,865,841)	(24,176.7752)	(2,320,128)	(23,626.1358)	(2,611,859)	—	—	(6,797,828)
Transfers	(547.1328)	(43,692)	487.7390	43,692	—	—	—	—	—
Balance at June 30, 2012	285,791.1496	$22,822,007	129,570.3259	$11,606,883	240,584.9279	$25,033,189	6,484.1437	$726,382	$60,188,461

Six Months Ended June 30, 2011
Balance at December 31, 2010	165,574.3151	$15,995,450	126,655.8355	$13,396,321	193,350.1543	$23,550,313	4,806.7772	$609,812	$53,551,896
Net loss		(1,537,213)		(963,524)		(1,625,572)		(32,917)	(4,159,226)
Subscriptions	59,708.6268	5,782,719	11,991.2412	1,276,196	23,887.2019	2,918,016	—	—	9,976,931
Redemptions	(8,808.6661)	(863,873)	(3,569.0566)	(369,087)	(9,361.2439)	(1,135,071)	—	—	(2,368,031)
Transfers	(968.3445)	(94,423)	—	—	765.2694	94,423	—	—	—
Balance at June 30, 2011	215,505.9313	$19,282,660	135,078.0201	$13,339,906	208,641.3817	$23,802,109	4,806.7772	$576,895	$57,001,570

	Net Asset Value Per Unit
	Series A	Series B	Series I	General Partner
June 30, 2012	$79.86	$89.58	$104.05	$112.02
December 31, 2011	87.30	97.15	112.52	119.79
June 30, 2011	89.48	98.76	114.08	120.02
December 31, 2010	96.61	105.77	121.80	126.87

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the periods ended June 30, 2012 and December 31, 2011, there were no such transfers between levels.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through June 30, 2012. With few exceptions, the Fund is no longer subject to U.S. or state and local income tax examinations by tax authorities for years before 2008.

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

Recently Issued Accounting Pronouncement

In May 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance to converge the fair value measurement guidance in GAAP and International Financial Reporting Standards.  This new guidance clarifies the application of existing fair value measurement requirements, changes a particular principle of fair value measurement, and requires additional fair value disclosures.  The amendments are to be applied prospectively and are effective for annual periods beginning after December 15, 2011. The Fund is currently evaluating the effect that the provisions of this guidance will have on the Fund’s financial statements.

In November 2011, the FASB issued new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  This guidance is effective for the Fund’s annual and interim periods beginning January 1, 2013.  When effective, the Fund will provide the disclosures required by those amendments retrospectively for all comparative periods presented.  The adoption of this guidance is not expected to have a material impact on the financial position or results of operations.

2.	Fair Value Disclosures

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At June 30, 2012
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized loss on open futures contracts*	$(2,161,323)	$—	$(2,161,323)
Net unrealized loss on open forward currency contracts*	—	(58,899)	(58,899)
Cash and cash equivalents:
Money market fund	2,345,247	—	2,345,247
Investments in securities:
U.S. Treasury securities*	6,664,406	—	6,664,406
U.S. government sponsored enterprise notes*	—	2,156,009	2,156,009
Foreign government sponsored enterprise notes*	—
Commercial paper*	—	6,946,227	6,946,227
Corporate notes*	—	21,341,937	21,341,937
Certificates of deposit*	—	2,305,734	2,305,734
Total	$6,848,330	$32,691,008	$39,539,338

 *See the condensed schedule of investments for further description.

At December 31, 2011
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$1,184,851	$—	$1,184,851
Net unrealized gain on open forward currency contracts*	—	18,907	18,907
Cash and cash equivalents:
Money market fund	1,013,019	—	1,013,019
Investments in securities:
U.S. Treasury securities*	3,429,929	—	3,429,929
U.S. government sponsored enterprise notes*	—	4,989,359	4,989,359
Foreign government sponsored enterprise notes*	—	657,305	657,305
Commercial paper*	—	7,268,685	7,268,685
Corporate notes*	—	27,936,271	27,936,271
Certificates of deposit*	—	2,951,285	2,951,285
Total	$5,627,799	$43,821,812	$49,449,611

*See the condensed schedule of investments for further description.

There were no Level 3 holdings at June 30, 2012 and December 31, 2011 or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which were designated as hedging instruments. At June 30, 2012, the Fund’s derivative contracts had the following impact on the statements of financial condition:

June 30, 2012	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net
Equity in broker trading accounts
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$223,015	$(444,520)	$(221,505)
Currencies	20,725	(1,001,691)	(980,966)
Energy	5,847	(335,851)	(330,004)
Equity indices	67,094	(646,707)	(579,613)
Interest rate instruments	797,432	(650,006)	147,426
Metals	720,945	(917,606)	(196,661)
Net unrealized gain (loss) on open futures contracts	$1,835,058	$(3,996,381)	$(2,161,323)

Net unrealized gain (loss) on open forward currency contracts	$125,001	$(183,900)	$(58,899)

At June 30, 2012, there were 5,337 open futures contracts and 151 open forward currency contracts. For the three and six months ended June 30, 2012, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
Types of Exposure	Net realized gain (loss)	Net change in unrealized loss	Net realized gain (loss)	Net change in unrealized loss
Futures contracts
Agricultural commodities	$635,635	$(838,408)	$(161,045)	$7,618
Currencies	282,730	(477,066)	(61,567)	(1,532,542)
Energy	(1,726,238)	56,417	715,739	(540,196)
Equity indices	(1,761,192)	(776,747)	(739,728)	(771,198)
Interest rate instruments	2,801,997	194,082	1,521,135	(495,229)
Metals	(235,142)	129,083	(861,535)	(14,627)
Total futures contracts	(2,210)	(1,712,639)	412,999	(3,346,174)

Forward currency contracts	(693,144)	(34,409)	(676,355)	(77,806)
Total futures and forward currency contracts	$(695,354)	$(1,747,048)	$(263,356)	$(3,423,980)

For the three and six months ended June 30, 2012, the number of futures contracts closed were 12,764 and 25,237, respectively, and the number of forward currency contracts closed were 1,149 and 1,990, respectively.

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

At December 31, 2011, there were 3,745 open futures contracts and 83 open forward currency contracts. For the three and six months ended June 30, 2011, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
Types of Exposure	Net realized gain (loss)	Net change in unrealized loss	Net realized gain (loss)	Net change in unrealized loss
Futures contracts
Agricultural commodities	$(1,154,612)	$127,788	$(262,161)	$(725,756)
Currencies	(1,332,195)	207,816	(1,295,227)	224,164
Energy	(214,727)	(719,878)	1,909,655	(367,184)
Equity indices	(1,226,438)	(371,073)	(1,863,912)	(267,390)
Interest rate instruments	70,909	359,056	(1,539,371)	414,519
Metals	17,973	(432,916)	821,096	(1,314,095)
Total futures contracts	(3,839,090)	(829,207)	(2,229,920)	(2,035,742)

Forward currency contracts	2,138,919	(304,989)	3,243,064	(1,098,237)
Total futures and forward currency contracts	$(1,700,171)	$(1,134,196)	$1,013,144	$(3,133,979)

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

At June 30, 2012 and December 31, 2011, the General Partner had an investment of 6,484.1437 units valued at $726,382 and $776,710, respectively.

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

To meet margin requirements, the Fund deposits funds with its brokers, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with its brokers. At June 30, 2012 and December 31, 2011, the Fund had margin requirements of $10,228,531 and $7,516,495.

7.	Administrative and Offering Expenses

The Fund reimburses the General Partner for actual monthly administrative expenses paid to various third-party service providers, including the General Partner, up to 1/12th of 0.95% of the Fund’s month-end net asset value, payable in arrears. Actual administrative expenses may vary; however, such administrative expenses will not exceed 0.95% of the Fund’s month-end net asset value per annum. The administrative expenses include legal, accounting, clerical and other back office related expenses related to the administration of the Fund and all other associated costs incurred by the Fund. For the three months ended June 30, 2012 and 2011, actual administrative expenses were $244,572 and $352,025, respectively. For the six months ended June 30, 2012 and 2011, actual administrative expenses were $458,700 and $594,302, respectively. Such amounts are presented as administrative expenses in the statements of operations.

During the three months ended June 30, 2012 and 2011, the General Partner absorbed administrative expenses in excess of the 0.95% limitation of $89,991 and $208,572, respectively. During the six months ended June 30, 2012 and 2011, the General Partner absorbed administrative expenses in excess of the 0.95% limitation of $146,255 and $314,366, respectively. Such amounts are included in administrative and offering expenses waived in the statements of operations.

At June 30, 2012 and December 31, 2011, $48,587 and $51,851, respectively, were payable to the General Partner for administrative expenses incurred on behalf of the Fund and not waived by the General Partner. Such amounts are presented as administrative expenses payable – General Partner in the statements of financial condition.

The Fund reimburses the General Partner for actual ongoing offering expenses, up to 1/12th of 0.75% of the Fund’s month-end net asset value pro rata for each Series of Units except for the General Partner and Series C Units, payable monthly in arrears. Actual ongoing offering expenses in excess of this limitation are absorbed by the General Partner. For the three months ended June 30, 2012 and 2011, actual offering expenses were $153,542 and $181,977, respectively. For the six months ended June 30, 2012 and 2011, actual offering expenses were $279,515 and $305,359, respectively. Such amounts are presented as offering expenses in the statements of operations.

During the three months ended June 30, 2012 and 2011, the General Partner absorbed offering expenses in excess of the 0.75% limitation of $32,940 and $69,866, respectively. During the six months ended June 30, 2012 and 2011, the General Partner absorbed offering expenses in excess of the 0.75% limitation of $35,742 and $86,646, respectively. Such amounts are included in administrative and offering expenses waived in the statements of operations. At June 30, 2012 and December 31, 2011, $37,904 and $40,449, respectively, were payable to the General Partner for offering expenses incurred on behalf of the Fund and not waived by the General Partner. Such amounts are presented as offering expenses payable – General Partner in the statements of financial condition.

8.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner. The minimum investment is $10,000. Units are sold at the net asset value per Series A, B and I Units as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted. At June 30, 2012 and December 31, 2011, the Fund received advance subscriptions of $420,568 and $1,426,321, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to month-end.

The Fund is not required to make distributions, but may do so at the sole discretion of the General Partner. A limited partner may request and receive redemption of Series A, B and I Units owned at the end of any month, subject to five business days’ prior written notice to the General Partner and in certain circumstances, restrictions in the partnership agreement.

The Fund has announced that beginning in September 2012 the Fund will offer weekly liquidity. Each series of units will be offered to the public as of the open of business on each Wednesday at the net asset value per Unit of the relevant series at the close of business on the preceding day.

Series A Units redeemed prior to the first anniversary of the subscription date are subject to a redemption fee equal to the product of (i) 2% of the subscription price for such Series A Units on the subscription date, divided by twelve (ii) multiplied by the number of months remaining before the first anniversary of the subscription date. Series B, C and I Units are not subject to the redemption fee. For the three and six months ended June 30, 2012 and 2011, these redemption fees were negligible.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises.  The following table presents the exposure at June 30, 2012.

							% of
		Gov't					Partners'
	U.S.	Sponsored					Capital
	Treasury	Enterprise	Commercial	Corporate	Certificates		(Net Asset
Country or Region	Securities	Notes	Paper	Notes	of Deposit	Total	Value)
United States	$6,664,406	$2,156,009	$4,199,251	$16,066,986	$2,055,109	$31,141,761	51.72%
Netherlands	-	-	-	1,429,550	-	1,429,550	2.38%
Australia	-	-	499,622	677,351	-	1,176,973	1.96%
France	-	-	249,987	853,429	-	1,103,416	1.83%
Great Britain	-	-	748,847	250,764	-	999,611	1.66%
Singapore	-	-	748,669	-	-	748,669	1.24%
Canada	-	-	-	730,570	-	730,570	1.21%
Japan	-	-	249,873	-	250,625	500,498	0.83%
Netherland Antilles	-	-	-	450,894	-	450,894	0.75%
Germany	-	-	-	250,042	-	250,042	0.42%
South America multi-national	-	-	249,978	-	-	249,978	0.42%
Denmark	-	-	-	220,675	-	220,675	0.37%
Cayman Islands	-	-	-	209,133	-	209,133	0.35%
Sweden	-	-	-	202,543	-	202,543	0.34%
Total	$6,664,406	$2,156,009	$6,946,227	$21,341,937	$2,305,734	$39,414,313	65.48%

The following table presents the exposure at December 31, 2011.

							% of
		Gov't					Partners'
	U.S.	Sponsored					Capital
	Treasury	Enterprise	Commercial	Corporate	Certificates		(Net Asset
Country or Region	Securities	Notes	Paper	Notes	of Deposit	Total	Value)
United States	$3,429,929	$4,989,359	$4,519,245	$19,933,426	$1,750,299	$34,622,258	53.62%
Australia	-	-	249,936	1,825,370		2,075,306	3.21%
France	-	251,279	249,959	1,176,639	249,705	1,927,582	2.98%
Great Britain	-	-	499,989	1,361,489		1,861,478	2.88%
Netherlands	-	-	-	1,713,148		1,713,148	2.65%
Canada	-	-	-	1,011,176	701,094	1,712,270	2.65%
Netherland Antilles	-	-	249,985	447,533		697,518	1.08%
Luxumberg	-	-	499,984	-	-	499,984	0.77%
Japan	-	-	499,935	-		499,935	0.77%
Sweden	-	-	-	-	250,187	250,187	0.39%
Germany	-	-	-	249,908	-	249,908	0.39%
South America multi-national	-	-	249,899	-	-	249,899	0.39%
Singapore	-	-	249,753	-	-	249,753	0.39%
Denmark	-	-	-	217,582	-	217,582	0.34%
Europe multi-national	-	204,235	-	-	-	204,235	0.32%
Africa multi-national	-	201,791	-	-	-	201,791	0.31%
Total	$3,429,929	$5,646,664	$7,268,685	$27,936,271	$2,951,285	$47,232,834	73.14%

10.	Indemnifications

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

The statements of financial condition, including the condensed schedule of investments, at June 30, 2012 and 2011, the statements of operations for the three and six months ended June 30, 2012 and 2011, the statements of cash flows and changes in partners’ capital (net asset value) for the six months ended June 30, 2012 and 2011, and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at June 30, 2012 and 2011, results of operations for the three and six months ended June 30, 2012 and 2011, cash flows and changes in partners’ capital (net asset value) for the six months ended June 30, 2012 and 2011. The results of operations for the three and six months ended June 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

12.	Financial Highlights

The following information presents per unit operating performance results and other supplemental financial ratios for the three and six months ended June 30, 2012 and 2011. This information has been derived from information presented in the financial statements for limited partner units and assumes that a unit is outstanding throughout the entire period:

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Series A	Series B	Series I	Series A	Series B	Series I
	Units	Units	Units	Units	Units	Units
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$84.50	$94.42	$109.51	$95.99	$105.51	$121.68
Loss from operations
Loss from trading (1)	(3.27)	(3.67)	(4.28)	(4.36)	(4.86)	(5.60)
Net investment loss (1)	(1.37)	(1.17)	(1.18)	(2.15)	(1.89)	(2.00)
Total loss from operations	(4.64)	(4.84)	(5.46)	(6.51)	(6.75)	(7.60)
Net asset value per Unit at end of period	$79.86	$89.58	$104.05	$89.48	$98.76	$114.08

Total return (5)	(5.49)%	(5.13)%	(4.99)%	(6.78)%	(6.40)%	(6.25)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to Trading Advisor incentive fee (2) (3) (4)	7.02%	5.45%	4.82%	7.34%	5.59%	4.99%
Trading Advisor incentive fee (5)	—	—	—	0.47%	0.45%	0.45%
Total expenses	7.02%	5.45%	4.82%	7.81%	6.04%	5.44%

Net investment loss (2) (3) (4) (6)	(6.51)%	(4.94)%	(4.32)%	(7.19)%	(5.44)%	(4.84)%

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Series A	Series B	Series I	Series A	Series B	Series I
	Units	Units	Units	Units	Units	Units
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$87.30	$97.15	$112.52	$96.61	$105.77	$121.80
Loss from operations
Loss from trading (1)	(4.87)	(5.46)	(6.36)	(3.20)	(3.63)	(4.18)
Net investment loss (1)	(2.57)	(2.11)	(2.11)	(3.93)	(3.38)	(3.54)
Total loss from operations	(7.44)	(7.57)	(8.47)	(7.13)	(7.01)	(7.72)
Net asset value per Unit at end of period	$79.86	$89.58	$104.05	$89.48	$98.76	$114.08

Total return (5)	(8.52)%	(7.80)%	(7.53)%	(7.38)%	(6.63)%	(6.34)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to Trading Advisor incentive fee (2) (3) (4)	6.99%	5.42%	4.79%	7.47%	5.75%	5.16%
Trading Advisor incentive fee (5)	0.11%	0.12%	0.11%	0.50%	0.46%	0.46%
Total expenses	7.10%	5.54%	4.90%	7.97%	6.21%	5.62%

Net investment loss (2) (3) (4) (6)	(5.77)%	(4.17)%	(3.56)%	(7.25)%	(5.53)%	(4.93)%

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

For the three months ended June 30, 2012 and 2011, the ratios are net of 0.57% and 1.41% effect of waived administrative expenses, respectively. For the three months ended June 30, 2012 and 2011, the ratios are net of 0.21% and 0.48% effect of waived offering expenses, respectively.

For the six months ended June 30, 2012 and 2011, the ratios are net of 0.45% and 1.09% effect of waived administrative expenses, respectively. For the six months ended June 30, 2012 and 2011, the ratios are net of 0.11% and 0.30% effect of waived offering expenses, respectively.

(3)	The net investment loss includes interest income and excludes net realized and net change in unrealized loss from trading activities as shown on the statements of operations. The total amount is then reduced by all expenses, excluding brokerage commissions, which are included in net trading loss on the statements of operations. The resulting amount is divided by the average net asset value for the period.

(4)	Ratios have been annualized.

(5)	Ratios have not been annualized.

(6)	Ratio excludes Trading Advisor incentive fees.

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

Liquidity

At June 30, 2012, there are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Fund’s liquidity increasing or decreasing in any material way.

Presently, investments into and redemptions out of the Fund are made monthly using the net asset value for the end of the previous month (monthly liquidity). The Fund has announced that beginning in September 2012 the Fund will offer weekly liquidity. Each series of units will be offered to the public as of the open of business on each Wednesday at the net asset value per Unit of the relevant series at the close of business on the preceding day.

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

Results of Operations

The returns for Series A, B, and I Units for the six months ended June 30, 2012 and 2011 were:

Series of Units	2012	2011
Series A	(8.52)%	(7.38)%
Series B	(7.80)%	(6.63)%
Series I	(7.53)%	(6.34)%

Past performance is not necessarily indicative of future results. Further analysis of the trading gains and losses is provided below.

32

2012

During the six months ended June 30, 2012, the Fund experienced a net realized loss on futures and forwards trading of $(210,576), a change in unrealized loss on futures and forwards trading of $(3,423,980) and incurred brokerage commissions of $109,484, resulting in a net loss from futures and forwards trading of $(3,744,040). The Fund’s expenses during the six months ended June 30, 2012 consisted of $302,476 in selling agent, custodial and servicing fees, and $738,215 in offering and administrative expenses, of which $181,997 were waived. Additionally, the Fund incurred $466,695 in Trading Advisor management fees, $73,650 in Trading Advisor incentive fees, $23,317 in Cash Manager fees and a General Partner fee of $487,545. Interest income of $320,354 and net realized and change in unrealized gain on securities and certificates of deposit of $75,213, combined with Fund expenses resulted in net loss of $(5,258,374) for the six months ended June 30, 2012.

During the six months ended June 30, 2012, the Fund issued $7,581,345 of Units and redeemed $6,797,828 of Units, and when combined with the net income, resulted in a net decrease in the Fund’s net asset value for the year from $64,663,318 to $60,188,461.

Discussion of monthly performance for the six months ended June 30, 2012 follows:

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

April

April saw a reversal of the positive equity market sentiment that characterized much of the first quarter of 2012, with renewed worries over global growth and the European debt crisis. Both the U.S. and China reported slowing GDP growth for Q1. Meanwhile in Europe, the UK and Spain posted a second consecutive quarter of negative growth and thus joined Italy, Ireland, Portugal and Greece in falling into a double dip recession. The possibility of a Spanish default became the latest focus for sovereign bond investors, as the effectiveness of its fiscal austerity program came into doubt, with the unemployment rate rising to 24%.

The Fund saw profits in April from its long positions in fixed income, as bond yields in major markets declined, with a global swing towards risk aversion. The Fund also made gains in the agricultural sector, as soybeans continued their strong year-to-date rally due to a lack of rain in South America threatening the harvest. These profits were partly offset by losses from long positions in global equities and in oil-related commodities. Overall the Fund finished with a positive return for the month of 0.54%, 0.67% and 0.73% for Series A, B and I Units, respectively.

May

In May, the escalating European debt crisis and weak U.S. and Chinese economic data led to a flight to safety in financial markets. In Greece, electoral gains by anti-austerity political parties stoked fears that the country might ultimately exit the Eurozone. Elsewhere, concerns grew over the health of Spain’s banks, as the already debt-laden Spanish government was forced to bail out the country’s third largest lender. Meanwhile, labor market conditions deteriorated in the US and industrial production slowed in China. In response, investors sold global equities, energies and commodity currencies and sought the relative safe harbor of bonds and the U.S. dollar.

The Fund made its largest gains from long positions in U.S., German and UK bonds, as yields trended lower and prices moved higher. In currencies, the Fund profited from a short position in the euro which depreciated over 6% against the U.S. dollar during the month. The Fund had some offsetting losses in long equity index and oil positions, before reversing some of those exposures by month-end. Overall, the Fund finished May with a positive return for the month of 3.76%, 3.90% and 3.95% for Series A, B and I Units, respectively.

June

The risk appetite of global investors returned in June, as markets anticipated increased central bank intervention to spur weakening economic growth. In Europe, the risk of a splintering of the euro currency union subsided, as Greek parliamentary elections were won by political parties favoring a European bailout with austerity conditions attached, in effect keeping the country in the Eurozone. This was followed by a European summit meeting at month end where EU leaders agreed to ease conditions on loans to Spain and Italy, thereby stemming the surge in borrowing costs in those countries. In response, investors rotated from bonds into equities and sold off the U.S. dollar in favor of the euro and emerging market currencies.

June’s market reversals caused losses for the Fund which was positioned in “risk-off” trades due to trends over the prior two months. The largest detractor was currencies, where the fund was positioned short in both the euro and the Mexican peso. The Fund’s performance was also hurt by short exposure to equity indices and long exposure to bonds, particularly the German Bund which saw its largest monthly decline since 1994. Meanwhile, trading in the physical commodities was unprofitable, as jumps in energy and corn prices led to losses for the Fund’s short positions. Overall, the Fund finished the month with a loss for the month of 9.42%, 9.29% and 9.25% for Series A, B and I Units, respectively.

2011

During the six months ended June 30, 2011, the Fund experienced a net realized gain on futures and forwards trading of $992,760, a change in unrealized loss on futures and forwards trading of (3,133,979), and incurred brokerage commissions of $78,330, resulting in a net loss from futures and forwards trading of $(2,219,549). The Fund’s expenses during the six months ended June 30, 2011 consisted of $247,994 in selling agent, custodial and servicing fees, and $899,661 in offering and administrative expenses, of which $401,012 were waived. Additionally, the Fund incurred $879,567 in Trading Advisor management and incentive fees, Cash Manager fees of $17,543 and a General Partner management fee of $359,342. Interest income of $63,418, combined with Fund expenses resulted in net loss of $(4,159,226) for the six months ended June 30, 2011.

During the six months ended June 30, 2011, the Fund issued $9,976,931 of Units and redeemed $2,368,031 of Units, and when combined with the net loss, resulted in a net increase in the Fund’s net asset value for the year from $53,551,896 to $57,001,570.

Discussion of monthly performance for the six months ended June 30, 2011 follows:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4: Controls and Procedures

The General Partner of the Fund, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at June 30, 2012 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

There has been no change in internal control over financial reporting that occurred during the period ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Part II: Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the six months ended June 30, 2012. Under the Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. Redemptions of Units during the second quarter of 2012 were as follows:

	Apr	May	Jun	Total
A Units
Units redeemed	4,963.1158	2,687.0076	3,114.5318	10,764.6552
Average net asset value per Unit	$84.96	$88.16	$79.86	$84.28

B Units
Units redeemed	4,057.9996	5,570.5302	2,904.4459	12,532.9757
Average net asset value per Unit	$95.05	$98.76	$89.58	$95.43

I Units
Units redeemed	4,770.5741	4,196.5496	4,599.6116	13,566.7353
Average net asset value per Unit	$110.31	$114.66	$104.05	$109.53

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

Date: August 14, 2012	SENECA GLOBAL FUND, L.P.

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner (Principal Executive Officer)

	By:	/s/ Carl A. Serger
	Name:	Carl A. Serger
	Title:	Chief Financial Officer and Director of the General Partner (Principal Financial and Accounting Officer)

