Form 10-Q
period 2012-09-30
SENECA GLOBAL FUND, L.P.
filed 2012-11-14
CIK 1414581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes ☐ No ☒

Part I: Financial Information

Item 1. Financial Statements

Seneca Global Fund, L.P.

Statements of Financial Condition

September 30, 2012 (Unaudited) and December 31, 2011 (Audited)

	September 30, 2012	December 31, 2011
Assets
Equity in broker trading accounts
Cash	$20,454,144	$15,373,302
Net unrealized gain (loss) on open futures contracts	(82,327)	1,184,851
Net unrealized gain on open forward currency contracts	69,824	18,907
Total equity in broker trading accounts	20,441,641	16,577,060
Cash and cash equivalents	1,350,271	3,134,401
Investments in securities, at fair value	35,115,229	44,281,549
Certificates of deposit, at fair value	3,007,037	2,951,285
Total assets	$59,914,178	$66,944,295

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fee payable	$70,727	$78,262
Commissions and other trading fees payable on open contracts	9,829	9,096
Cash Manager fees payable	11,257	16,476
General Partner fee payable	73,695	80,898
Selling Agent fees payable – General Partner	33,787	39,572
Administrative expenses payable – General Partner	47,252	51,851
Offering expenses payable – General Partner	35,381	40,449
Broker dealer custodial fee payable – General Partner	4,920	6,169
Broker dealer servicing fee payable – General Partner	3,351	3,715
Redemptions payable	443,153	528,168
Subscriptions received in advance	335,069	1,426,321
Total liabilities	1,068,421	2,280,977
Partners’ Capital (Net Asset Value)
General Partner Units – 6,484.1437 units outstanding at September 30, 2012 and December 31, 2011	722,681	776,710
Series A Units – 255,104.9642 and 269,518.2687 units outstanding at September 30, 2012 and December 31, 2011, respectively	20,045,371	23,528,145
Series B Units – 126,744.7058 and 140,857.9391 units outstanding at September 30, 2012 and December 31, 2011, respectively	11,215,516	13,684,883
Series C Units – 23,129.0145 and no units outstanding at September 30, 2012 and December 31, 2011, respectively	2,246,468	--
Series I Units – 239,128.8432 and 237,052.9763 units outstanding at September 30, 2012 and December 31, 2011, respectively	24,615,721	26,673,580
Total partners’ capital (net asset value)	58,845,757	64,663,318
Total liabilities and partners’ capital (net asset value)	$59,914,178	$66,944,295

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments

September 30, 2012

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$175,000	10/31/12	U.S. Treasury Note	3.88%	$178,372	0.30%
325,000	1/15/13	U.S. Treasury Note	1.38%	327,118	0.56%
300,000	2/15/13	U.S. Treasury Note	1.38%	301,910	0.51%
125,000	2/28/13	U.S. Treasury Note	0.63%	125,317	0.21%
1,100,000	5/31/13	U.S. Treasury Note	3.50%	1,137,137	1.95%
400,000	6/30/13	U.S. Treasury Note	3.38%	412,943	0.70%
800,000	7/31/13	U.S. Treasury Note	3.38%	825,736	1.40%
500,000	8/15/13	U.S. Treasury Note	4.25%	520,409	0.88%
500,000	8/15/13	U.S. Treasury Note	0.75%	502,940	0.85%
400,000	11/15/13	U.S. Treasury Note	0.50%	402,068	0.68%
400,000	12/31/13	U.S. Treasury Note	0.13%	399,704	0.68%
Total U.S. Treasury securities (cost: $5,174,813)				5,133,654	8.72%

U.S. Government Sponsored Enterprise Notes
Face Value	Maturity Date	Name	Yield[1]
$200,000	1/16/13	Federal Home Loan Bank	1.50%	201,381	0.34%
200,000	1/29/13	Federal Home Loan Bank	0.38%	200,257	0.34%
250,000	9/4/14	Federal Home Loan Bank	0.45%	250,088	0.42%
250,000	10/30/12	Federal National Mortgage Assoc.	0.50%	250,573	0.43%
500,000	10/30/12	Federal National Mortgage Assoc.	0.50%	501,186	0.85%
250,000	8/9/13	Federal National Mortgage Assoc.	0.50%	250,800	0.43%
Total U.S. government sponsored enterprise notes (cost: $1,658,670)				1,654,285	2.81%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$200,000	10/4/12	BMW US Capital, LLC	0.15%	199,998	0.35%
200,000	11/15/12	Toyota Motor Credit Corporation	0.18%	199,955	0.35%
Banks
200,000	11/20/12	HSBC USA Inc.	0.30%	199,918	0.35%
250,000	10/24/12	Mizuho Funding LLC	0.24%	249,963	0.42%
220,000	10/12/12	UBOC Insurance Inc	0.29%	219,982	0.38%
Beverages
250,000	11/7/12	Anheuser-Busch InBev Worldwide Inc.	0.25%	249,937	0.42%
Diversified Financial Services
250,000	12/14/12	ING (U.S.) Funding LLC	0.30%	249,848	0.42%
250,000	10/31/12	River Fuel Funding Company #3, Inc.	0.19%	249,962	0.42%
Energy
250,000	10/9/12	Devon Energy Corporation	0.25%	249,986	0.42%
200,000	10/9/12	Motiva Enterprises LLC	0.18%	199,992	0.35%
250,000	10/3/12	NextEra Energy Capital Holdings, Inc.	0.42%	249,994	0.42%
250,000	10/1/12	Oglethorpe Power Corp.	0.35%	250,000	0.42%
250,000	10/10/12	ONEOK, Inc.	0.40%	249,975	0.42%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

September 30, 2012

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield[1]
Healthcare
$250,000	10/2/12	Roche Holdings, Inc.	0.12%	$249,999	0.42%
Total U.S. commercial paper (cost: $3,268,831)				3,269,509	5.56%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$250,000	11/30/12	Commonwealth Bank of Australia	0.18%	249,926	0.42%
250,000	2/1/13	DBS Bank Ltd.	0.89%	249,800	0.42%
120,000	11/28/12	Oversea-Chinese Banking Corp. Ltd	0.20%	119,961	0.21%
Consumer Products
250,000	3/5/13	Reckitt Benckiser Treasury Services PLC	0.75%	249,646	0.42%
Diversified Financial Services
250,000	10/5/12	John Deere Bank SA	0.18%	249,996	0.43%
Multinational
250,000	11/16/12	Corporacion Andina de Fomento	0.24%	249,925	0.42%
Telecommunication
250,000	10/15/12	Telstra Corporation Limited	0.22%	249,980	0.43%
Total foreign commercial paper (cost: $1,615,477)				1,619,234	2.75%

Total commercial paper (cost: $4,884,309)				4,888,743	8.31%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$225,000	11/20/12	Boeing	1.88%	227,018	0.39%
600,000	12/2/13	United Technologies Corp.	0.69%	602,719	1.03%
Agriculture
200,000	3/1/13	Archer-Daniels-Midland Company	7.13%	206,725	0.35%
Apparel
75,000	8/23/13	V.F. Corporation	1.18%	75,593	0.13%
Automotive
450,000	7/31/15	Daimler Finance North America LLC	1.30%	452,743	0.77%
Banks
200,000	1/30/14	Bank of America	1.87%	202,093	0.34%
148,000	4/1/14	Citigroup Inc.	1.39%	148,368	0.25%
250,000	10/30/12	GMAC Inc.	1.75%	252,143	0.43%
300,000	12/19/12	GMAC Inc.	2.20%	303,192	0.52%
450,000	5/2/14	JPMorgan Chase & Co.	1.14%	453,408	0.77%
450,000	1/9/14	Morgan Stanley	0.76%	444,778	0.76%
250,000	11/1/12	The Bank of New York Mellon	4.95%	256,133	0.44%
150,000	2/7/14	The Goldman Sachs Group, Inc.	1.44%	150,258	0.26%
200,000	10/30/13	U.S. Bancorp	1.13%	202,390	0.34%
250,000	8/12/13	UBS AG (USA)	2.25%	254,010	0.43%
300,000	5/1/13	Wachovia Corporation	5.50%	315,732	0.54%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

September 30, 2012

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Beverages
$450,000	7/14/14	Anheuser-Busch InBev Worldwide Inc.	0.82%	$453,403	0.77%
300,000	8/15/13	Coca-Cola Enterprises, Inc.	5.00%	313,808	0.53%
Biotechnology
175,000	12/1/14	Gilead Sciences, Inc.	2.40%	182,347	0.31%
Chemical
200,000	11/15/12	Praxair, Inc.	1.75%	201,636	0.34%
Computers
225,000	4/1/14	Dell Inc.	1.06%	227,331	0.39%
225,000	5/30/14	Hewlett-Packard	0.82%	223,328	0.38%
100,000	9/19/14	Hewlett-Packard	1.93%	101,264	0.17%
550,000	10/15/13	IBM	6.50%	601,496	1.02%
Consumer Products
250,000	8/15/14	Procter & Gamble	0.70%	251,804	0.43%
Diversified Financial Services
250,000	5/8/14	American Honda Finance Corp.	0.89%	250,916	0.43%
200,000	8/11/15	American Honda Finance Corp.	1.00%	200,515	0.34%
200,000	5/24/13	BlackRock, Inc.	0.73%	200,638	0.34%
45,000	4/1/14	Caterpillar Financial Services	0.75%	45,293	0.08%
250,000	2/9/15	Caterpillar Financial Services	0.79%	251,497	0.43%
200,000	12/28/12	General Electric Capital Corporation	2.63%	202,590	0.34%
200,000	4/7/14	General Electric Capital Corporation	1.09%	201,378	0.34%
300,000	1/15/14	HSBC Finance Corporation	0.71%	298,572	0.51%
225,000	10/1/12	John Deere Capital Corporation	5.25%	230,908	0.39%
200,000	12/17/12	John Deere Capital Corporation	4.95%	204,781	0.35%
200,000	6/30/13	NYSE Euronext	4.80%	208,782	0.35%
200,000	4/5/13	PACCAR Financial Corp.	0.68%	200,554	0.34%
100,000	4/5/13	PACCAR Financial Corp.	0.68%	100,277	0.17%
225,000	4/14/14	SSIF Nevada, Limited Partnership	1.16%	226,574	0.39%
200,000	10/12/12	Toyota Motor Credit Corporation	0.66%	200,315	0.34%
200,000	10/11/13	Toyota Motor Credit Corporation	0.91%	201,231	0.34%
275,000	2/17/15	Toyota Motor Credit Corporation	1.00%	278,314	0.47%
Energy
225,000	10/15/12	ConocoPhillips	4.75%	230,263	0.39%
250,000	10/31/12	Northern Natural Gas Company	5.38%	256,527	0.44%
225,000	12/13/13	Occidental Petroleum Corporation	1.45%	228,555	0.39%
100,000	4/15/13	PSEG Power LLC	2.50%	102,256	0.17%
Food
100,000	12/3/12	Kellogg Company	5.13%	102,476	0.17%
Healthcare
330,000	3/1/14	Roche Holdings, Inc.	5.00%	244,846	0.42%
Insurance
100,000	1/10/14	Berkshire Hathaway Finance Corporation	0.79%	100,663	0.17%
300,000	2/11/13	Berkshire Hathaway Inc.	0.87%	301,020	0.51%
100,000	5/8/13	Jackson National Life Global Funding	5.38%	105,086	0.18%
200,000	4/4/14	MetLife Institutional Funding II	1.36%	202,250	0.34%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

September 30, 2012

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Insurance (continued)
$200,000	1/11/13	Metropolitan Life Global Funding I	2.50%	$202,209	0.34%
200,000	4/22/13	Monumental Global Funding III	5.50%	209,245	0.36%
100,000	10/16/12	New York Life Global Funding	5.25%	102,630	0.17%
200,000	4/15/13	Pacific Life Global Funding	5.15%	209,734	0.36%
200,000	9/27/13	Pricoa Global Funding I	0.56%	199,392	0.34%
100,000	12/14/12	Principal Life Income Fundings	5.30%	102,554	0.17%
Manufacturing
435,000	6/21/13	Danaher Corporation	0.63%	435,910	0.74%
Media
400,000	4/30/15	NBCUniversal Media, LLC	3.65%	434,009	0.74%
150,000	12/1/14	The Walt Disney Company	0.88%	152,005	0.26%
100,000	7/1/13	Time Warner Cable Inc.	6.20%	105,779	0.18%
Pharmaceutical
150,000	2/12/15	Express Scripts Holding Company	2.10%	154,306	0.26%
100,000	3/1/13	McKesson Corporation	5.25%	102,369	0.17%
225,000	2/10/14	Novartis Capital Corporation	4.13%	237,505	0.40%
150,000	3/15/13	Pfizer Inc.	5.50%	153,923	0.26%
Retail
425,000	7/18/14	Target Corporation	0.63%	427,165	0.73%
200,000	8/1/13	Walgreen Co.	4.88%	208,679	0.35%
400,000	3/13/14	Walgreen Co.	0.90%	400,653	0.68%
225,000	4/15/14	Wal-Mart Stores, Inc.	1.63%	230,834	0.39%
Steel
100,000	12/1/12	Nucor Corporation	5.00%	102,353	0.17%
Telecommunications
225,000	2/13/15	AT&T Inc.	0.88%	227,169	0.39%
110,000	3/14/14	Cisco Systems, Inc.	0.64%	110,509	0.19%
270,000	3/28/14	Verizon Communications Inc.	0.97%	272,107	0.46%
200,000	3/15/13	Verizon Virginia Inc.	4.63%	204,090	0.35%
Transportation
200,000	1/15/13	United Parcel Service, Inc.	4.50%	204,340	0.35%
Total U.S. corporate notes (cost: $17,798,999)				17,670,266	30.03%

Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Automotive
$450,000	4/1/14	Volkswagen International Finance N.V.	1.07%	$453,009	0.77%
Banks
200,000	6/28/13	Bank of Montreal	2.13%	203,771	0.35%
225,000	1/10/14	BNP Paribas	1.36%	225,795	0.38%
225,000	4/14/14	Danske Bank A/S	1.51%	223,353	0.38%
250,000	1/18/13	HSBC Bank PLC	0.86%	250,747	0.43%
450,000	3/15/13	ING Bank N.V.	1.44%	451,724	0.77%
250,000	6/17/13	KfW Bankengruppe	0.23%	250,038	0.42%
100,000	11/16/12	National Australia Bank Limited	2.35%	101,121	0.17%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

September 30, 2012

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Banks (continued)
$225,000	4/11/14	National Australia Bank Limited	1.18%	$227,030	0.39%
300,000	2/4/13	Rabobank Nederland	0.59%	300,248	0.51%
250,000	7/29/13	Royal Bank of Canada	2.10%	254,526	0.43%
270,000	7/26/13	The Toronto-Dominion Bank	0.63%	270,822	0.46%
100,000	12/14/12	Westpac Banking Corporation	1.90%	100,853	0.17%
250,000	3/31/14	Westpac Banking Corporation	1.09%	251,430	0.43%
Diversified Financial Services
400,000	11/14/14	Canadian Natural Resources Limited	1.45%	408,578	0.69%
145,000	3/25/13	Shell International Finance B.V.	1.88%	146,187	0.25%
80,000	3/25/13	Shell International Finance B.V.	1.88%	80,655	0.13%
Multinational
200,000	8/1/13	International Finance Corporation	0.33%	200,481	0.34%
Pharmaceutical
200,000	3/28/13	Sanofi	0.56%	200,349	0.34%
210,000	3/28/14	Sanofi	0.67%	210,983	0.36%
500,000	3/17/15	Takeda Pharmaceutical Co Ltd	1.03%	504,100	0.86%
450,000	3/21/14	Teva Pharmaceutical Finance III BV	0.88%	452,481	0.77%
Total foreign corporate notes (cost: $5,767,983)				5,768,281	9.80%

Total corporate notes (cost: $23,566,982)				23,438,547	39.83%

Total investment in securities (cost: $35,284,773)				$35,115,229	59.67%

CERTIFICATES OF DEPOSIT
U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$250,000	1/28/13	Banco del Estado de Chile (NY)	0.60%	$250,424	0.43%
100,000	8/15/13	Bank of Montreal (Chicago)	0.63%	100,252	0.16%
250,000	2/11/13	Bank of Tokyo-Mitsubishi UFJ, Ltd. (NY)	0.49%	250,260	0.42%
250,000	7/26/13	Branch Banking and Trust Company	0.48%	250,273	0.43%
200,000	7/25/13	Credit Suisse Group AG (NY)	0.94%	200,284	0.34%
250,000	10/12/12	DZ Bank (NY)	0.76%	250,948	0.43%
250,000	3/1/13	Mizuho Corporate Bank, Ltd. (NY)	0.46%	250,187	0.42%
250,000	1/9/13	National Bank of Canada (NY)	0.66%	251,574	0.43%
250,000	2/8/13	Norinchukin Bank (NY)	0.52%	250,283	0.43%
250,000	3/1/13	PNC Bank	0.52%	250,271	0.42%
250,000	1/14/13	Standard Chartered Bank	0.57%	250,379	0.43%
Total U.S. certificates of deposit (cost: $2,549,739)				2,555,135	4.34%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

September 30, 2012

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Bank
$250,000	4/11/13	Sumitomo Mitsui Banking Corp.	0.80%	$251,431	0.43%
200,000	9/16/13	The Bank of Nova Scotia	0.57%	200,471	0.34%
Total foreign certificates of deposit (cost: $450,244)				451,902	0.77%

Total certificates of deposit (cost: $2,999,982)				$3,007,037	5.11%

OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
		Agricultural commodities		$(79,778)	(0.14)%
		Currencies		161,641	0.27%
		Energy		103,366	0.18%
		Equity indices		(108,469)	(0.18)%
		Interest rate instruments		186,884	0.32%
		Metals[2]		1,847,964	3.14%
Net unrealized gain on open long U.S. futures contracts				2,111,608	3.59%

Short U.S. Futures Contracts
		Agricultural commodities		11,160	0.02%
		Currencies		(32,757)	(0.06)%
		Energy		73,960	0.13%
		Equity indices		1,500	0.00%
		Metals[2]		(1,972,987)	(3.35)%
Net unrealized loss on open short U.S. futures contracts				(1,919,124)	(3.26)%

Total U.S. futures contracts - net unrealized gain on open U.S. futures contracts				192,484	0.33%

Long Foreign Futures Contracts
		Agricultural commodities		12,744	0.02%
		Currencies		(55,107)	(0.09)%
		Equity indices		(492,135)	(0.84)%
		Interest rate instruments		331,991	0.56%
Net unrealized loss on open long foreign futures contracts				(202,507)	(0.35)%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

September 30, 2012

(Unaudited)

Description	Fair Value	% of Partners' Capital (Net Asset Value)
Short Foreign Futures Contracts
Agricultural commodities	$6,738	0.01%
Equity indices	(62,973)	(0.11)%
Interest rate instruments	(16,069)	(0.03)%
Net unrealized loss on open short foreign futures contracts	(72,304)	(0.13)%

Total foreign futures contracts - net unrealized loss on open foreign futures contracts	(274,811)	(0.48)%

Net unrealized loss on open futures contracts	$(82,327)	(0.15)%

OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long	$46,359	0.08%
Short	(6,968)	(0.01)%
Net unrealized gain on open U.S. forward currency contracts	39,391	0.07%

Foreign Forward Currency Contracts
Long	(8,286)	(0.01)%
Short	38,719	0.07%
Net unrealized gain on open foreign forward currency contracts	30,433	0.06%

Net unrealized gain on open forward currency contracts	$69,824	0.13%

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

Seneca Global Fund, L.P.

Condensed Schedule of Investments

December 31, 2011

(Audited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$450,000	3/8/12	U.S. Treasury Bill	0.20%	$449,982	0.70%
500,000	4/30/12	U.S. Treasury Note	4.50%	511,041	0.79%
675,000	6/15/12	U.S. Treasury Note	1.88%	681,102	1.05%
300,000	7/31/12	U.S. Treasury Note	4.63%	309,677	0.48%
100,000	9/30/12	U.S. Treasury Note	0.38%	100,287	0.16%
450,000	10/31/12	U.S. Treasury Note	3.88%	466,826	0.72%
200,000	11/15/12	U.S. Treasury Note	1.38%	202,490	0.31%
300,000	11/30/12	U.S. Treasury Note	0.50%	301,092	0.47%
100,000	1/15/13	U.S. Treasury Note	1.38%	101,878	0.16%
300,000	2/15/13	U.S. Treasury Note	1.38%	305,554	0.47%
Total U.S. Treasury securities (cost: $3,460,043)				3,429,929	5.31%

U.S. Government Sponsored Enterprise Notes
Face Value	Maturity Date	Name	Yield[1]
$250,000	4/2/12	Federal Home Loan Bank	0.17%	250,035	0.39%
250,000	6/20/12	Federal Home Loan Bank	1.88%	252,129	0.39%
250,000	6/27/12	Federal Home Loan Bank	0.25%	250,098	0.39%
300,000	7/25/12	Federal Home Loan Bank	0.25%	300,457	0.46%
250,000	8/10/12	Federal Home Loan Bank	0.35%	250,183	0.39%
600,000	8/22/12	Federal Home Loan Bank	1.75%	609,527	0.94%
200,000	1/16/13	Federal Home Loan Bank	1.50%	203,858	0.32%
250,000	7/10/12	Federal Home Loan Mortgage Corp.	0.18%	249,935	0.39%
500,000	1/9/13	Federal Home Loan Mortgage Corp.	1.38%	509,053	0.79%
250,000	9/23/13	Federal Home Loan Mortgage Corp.	0.55%	250,068	0.39%
250,000	9/30/13	Federal Home Loan Mortgage Corp.	0.55%	250,143	0.39%
400,000	5/18/12	Federal National Mortgage Association	4.88%	409,703	0.63%
250,000	7/16/12	Federal National Mortgage Association	0.18%	249,933	0.39%
200,000	7/30/12	Federal National Mortgage Association	1.13%	202,018	0.31%
750,000	10/30/12	Federal National Mortgage Association	0.50%	752,219	1.16%
Total U.S. government sponsored enterprise notes (cost: $5,013,078)				4,989,359	7.73%

Foreign Government Sponsored Enterprise Notes
Face Value	Maturity Date	Name	Yield[1]
$200,000	1/23/12	African Development Bank	1.88%	201,791	0.31%
200,000	3/21/12	European Investment Bank	4.63%	204,235	0.32%
250,000	6/11/12	Soc. de Financement de l'Economie Fr.	2.25%	251,279	0.39%
Total foreign government sponsored enterprise notes (cost: $667,015)				657,305	1.02%

Total government sponsored enterprise notes (cost $5,680,093)				5,646,664	8.75%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$250,000	1/9/12	BMW US Capital, LLC	0.38%	249,979	0.39%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

December 31, 2011

(Audited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield[1]
Banks
$200,000	1/25/12	Bank of Tokyo-Mitsubishi (NY)	0.29%	$199,961	0.31%
200,000	2/15/12	Credit Suisse (USA), Inc.	0.45%	199,888	0.31%
150,000	3/19/12	Goldman Sachs	0.55%	149,821	0.23%
150,000	1/27/12	HSBC USA Inc.	0.20%	149,966	0.23%
250,000	1/4/12	Standard Chartered Bank (NY)	0.20%	249,995	0.39%
200,000	2/6/12	Union Bank, NA	0.18%	199,964	0.31%
Beverages
250,000	2/2/12	Anheuser-Busch InBev Worldwide Inc.	0.25%	249,944	0.39%
Charity
150,000	1/25/12	Salvation Army	0.10%	149,990	0.23%
Diversified Financial Services
150,000	1/18/12	American Honda Finance Corp.	0.17%	149,988	0.23%
250,000	1/11/12	General Electric Capital Corp.	0.14%	249,999	0.39%
200,000	2/27/12	ING (U.S.) Funding LLC	0.35%	199,889	0.31%
200,000	1/6/12	Nordea Invest Mgmt North America, Inc.	0.32%	199,991	0.31%
250,000	1/9/12	PACCAR Financial Corp.	0.08%	249,996	0.39%
250,000	2/15/12	Private Export Funding Corp.	0.11%	249,966	0.39%
150,000	1/13/12	River Fuel Trust 1	0.35%	149,980	0.23%
Energy
270,000	1/11/12	NextEra Energy	0.50%	269,966	0.42%
300,000	1/12/12	Oglethorpe Power Corp.	0.17%	299,984	0.46%
250,000	1/11/12	Southern Company	0.17%	249,988	0.39%
Food
250,000	1/5/12	Kellogg Company	0.19%	249,995	0.39%
Insurance
200,000	1/10/12	Metlife Funding, Inc.	0.07%	199,995	0.31%
Total U.S. commercial paper (cost: $4,518,227)				4,519,245	7.01%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$250,000	2/7/12	Australia and New Zealand Banking Group	0.25%	249,936	0.39%
250,000	1/6/12	John Deere Bank SA	0.10%	249,997	0.39%
250,000	1/17/12	Mizuho Funding LLC	0.20%	249,978	0.39%
250,000	3/8/12	Oversea-Chinese Banking Corp. Ltd	0.53%	249,753	0.39%
250,000	1/27/12	Sumitomo Mitsui Banking Corp.	0.24%	249,957	0.39%
Consumer Products
250,000	1/4/12	Reckitt Benckiser	0.30%	249,994	0.39%
Energy
250,000	1/4/12	BP Capital Markets	0.19%	249,995	0.39%
250,000	2/1/12	GDF Suez	0.19%	249,959	0.39%
250,000	1/5/12	Pacific Gas and Electric	0.55%	249,985	0.39%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

December 31, 2011

(Audited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield[1]
Government Sponsored Enterprise
$250,000	2/14/12	Corporacion Andina de Fomento	0.33%	$249,899	0.39%
Healthcare
250,000	1/10/12	Covidien International Finance S.A.	0.21%	249,987	0.39%
Total foreign commercial paper (cost: $2,748,761)				2,749,440	4.29%

Total commercial paper (cost: $7,266,988)				7,268,685	11.30%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$225,000	11/20/12	Boeing	1.88%	227,826	0.35%
200,000	4/1/12	McDonnell Douglas	9.75%	209,283	0.32%
Agriculture
200,000	8/13/12	Archer-Daniels-Midland	0.61%	200,488	0.31%
Apparel
75,000	8/23/13	V.F. Corporation	1.25%	75,229	0.12%
Banks
450,000	1/30/14	Bank of America	1.85%	407,722	0.63%
250,000	11/1/12	Bank of New York Mellon	4.95%	261,274	0.40%
300,000	7/27/12	BB&T	3.85%	309,835	0.48%
450,000	4/1/14	Citigroup	1.30%	425,538	0.66%
200,000	7/2/12	Credit Suisse AG (NY)	3.45%	205,652	0.32%
450,000	1/14/14	Credit Suisse AG (NY)	1.36%	436,874	0.68%
100,000	1/15/12	Credit Suisse (USA), Inc.	6.50%	103,179	0.16%
250,000	10/30/12	GMAC	1.75%	253,966	0.39%
300,000	12/19/12	GMAC	2.20%	305,941	0.47%
150,000	1/15/12	Goldman Sachs	6.60%	154,762	0.24%
250,000	2/6/12	Goldman Sachs	0.62%	249,863	0.39%
505,000	2/7/14	Goldman Sachs	1.44%	473,147	0.73%
450,000	5/2/14	JPMorgan Chase	1.30%	436,994	0.68%
225,000	4/29/13	Morgan Stanley	1.41%	212,595	0.33%
450,000	1/9/14	Morgan Stanley	0.69%	407,852	0.63%
300,000	10/23/12	Wells Fargo & Company	5.25%	313,498	0.48%
200,000	1/31/13	Wells Fargo & Company	4.38%	210,370	0.33%
Beverages
450,000	7/14/14	Anheuser-Busch InBev Worldwide Inc.	0.76%	448,582	0.69%
100,000	3/1/12	Coca-Cola Enterprises, Inc.	3.75%	101,694	0.16%
300,000	8/15/13	Coca-Cola Enterprises, Inc.	5.00%	324,729	0.50%
Chemical
200,000	11/15/12	Praxair, Inc.	1.75%	202,153	0.31%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

December 31, 2011

(Audited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Computers
$450,000	4/1/14	Dell Inc.	0.97%	$453,785	0.70%
200,000	3/1/12	Hewlett-Packard Company	0.64%	200,019	0.31%
225,000	5/30/14	Hewlett-Packard Company	0.92%	217,726	0.34%
100,000	9/19/14	Hewlett-Packard Company	2.11%	99,587	0.15%
550,000	10/15/13	IBM	6.50%	614,082	0.95%
Consumer Products
250,000	8/15/14	Procter & Gamble	0.70%	251,880	0.39%
150,000	2/15/12	Kimberly-Clark Corporation	5.63%	153,999	0.24%
Diversified Financial Services
250,000	6/29/12	American Honda Finance Corp.	0.68%	249,940	0.39%
200,000	5/24/13	BlackRock	0.81%	200,049	0.31%
200,000	4/5/13	Caterpillar Financial Services	2.00%	204,450	0.32%
45,000	4/1/14	Caterpillar Financial Services	0.66%	45,018	0.07%
250,000	10/22/12	Citigroup Funding Inc.	1.88%	254,338	0.39%
250,000	12/10/12	Citigroup Funding Inc.	2.25%	254,971	0.39%
200,000	12/28/12	General Electric Capital Corp.	2.63%	204,831	0.32%
200,000	1/8/13	General Electric Capital Corp.	2.80%	206,491	0.32%
450,000	1/15/14	HSBC Finance Corp.	0.65%	415,162	0.64%
200,000	3/15/12	John Deere Capital Corp.	7.00%	206,845	0.32%
225,000	10/1/12	John Deere Capital Corp.	5.25%	235,792	0.36%
200,000	12/17/12	John Deere Capital Corp.	4.95%	208,736	0.32%
300,000	7/16/12	Massmutual Global Funding II	3.63%	309,515	0.48%
300,000	4/5/13	PACCAR Financial Corp.	0.72%	299,863	0.46%
200,000	2/15/12	Principal Life Global Funding I	6.25%	205,904	0.32%
225,000	4/14/14	SSIF Nevada, LP	1.10%	221,978	0.34%
200,000	10/12/12	Toyota Motor Credit Corp.	0.59%	200,339	0.31%
Energy
225,000	10/15/12	ConocoPhillips	4.75%	233,975	0.36%
450,000	1/15/12	Duke Energy Carolinas, LLC	6.25%	463,685	0.72%
250,000	10/31/12	Northern Natural Gas Company	5.38%	261,669	0.40%
225,000	12/13/13	Occidental Petroleum	1.45%	229,064	0.35%
Food
200,000	9/15/12	Cargill, Incorporated	5.60%	209,344	0.32%
Healthcare
230,000	3/1/14	Roche Holdings, Inc.	5.00%	252,648	0.39%
Insurance
100,000	1/10/14	Berkshire Hathaway Finance Corp.	0.72%	99,623	0.15%
300,000	2/11/13	Berkshire Hathaway Inc.	0.88%	301,371	0.47%
115,000	5/30/12	Jackson National Life Global Funding	6.13%	117,763	0.18%
250,000	4/4/14	MetLife Institutional Funding II	1.27%	250,248	0.39%
300,000	9/17/12	Metropolitan Life Global Funding I	2.88%	306,413	0.47%
200,000	1/11/13	Metropolitan Life Global Funding I	2.50%	204,784	0.32%
200,000	8/22/12	New York Life Global Funding	0.54%	200,081	0.31%
100,000	10/16/12	New York Life Global Funding	5.25%	104,803	0.16%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

December 31, 2011

(Audited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Insurance (continued)
$200,000	12/14/12	New York Life Global Funding	2.25%	$202,865	0.31%
200,000	4/15/13	Pacific Life Global Funding	5.15%	211,079	0.33%
200,000	6/25/12	Pricoa Global Funding I	4.63%	203,339	0.31%
100,000	12/14/12	Principal Life Income Fundings	5.30%	104,330	0.16%
200,000	6/15/12	Travelers Companies, Inc.	5.38%	204,336	0.32%
Media
300,000	3/1/12	Walt Disney Company	6.38%	309,077	0.48%
150,000	12/1/14	Walt Disney Company	0.88%	150,808	0.23%
Manufacturing
435,000	6/21/13	Danaher Corporation	0.82%	435,743	0.67%
Pharmaceuticals
225,000	2/10/14	Novartis Capital Corporation	4.13%	244,369	0.38%
150,000	3/15/13	Pfizer Inc.	5.50%	160,995	0.25%
Retail
250,000	3/15/12	Costco Wholesale Corporation	5.30%	256,217	0.40%
425,000	7/18/14	Target Corporation	0.57%	425,487	0.66%
225,000	4/15/14	Wal-Mart Stores, Inc.	1.63%	230,723	0.36%
Semiconductor
200,000	5/15/13	Texas Instruments Incorporated	0.64%	200,568	0.31%
Steel
100,000	12/1/12	Nucor Corporation	5.00%	104,019	0.16%
Telecommunications
110,000	3/14/14	Cisco Systems, Inc.	0.79%	109,963	0.17%
270,000	3/28/14	Verizon Communications Inc.	1.18%	269,691	0.42%
Total U.S. corporate notes (cost: $20,299,965)				19,933,426	30.81%

Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Automotive
$450,000	4/1/14	Volkswagen International Finance N.V.	0.98%	442,119	0.68%
Banks
200,000	12/21/12	ANZ National (Int'l) Limited	2.38%	203,584	0.31%
450,000	1/10/14	BNP Paribas	1.29%	416,343	0.64%
250,000	6/29/12	Commonwealth Bank of Australia	0.78%	249,803	0.39%
450,000	3/17/14	Commonwealth Bank of Australia	1.29%	443,000	0.69%
225,000	4/14/14	Danske Bank A/S	1.45%	217,582	0.34%
100,000	8/3/12	HSBC Bank PLC	0.88%	100,208	0.15%
250,000	1/18/13	HSBC Bank PLC	0.80%	249,489	0.39%
300,000	1/13/12	ING Bank N.V.	1.03%	300,654	0.46%
450,000	3/15/13	ING Bank N.V.	1.60%	439,859	0.68%
250,000	6/17/13	KfW Bankengruppe	0.29%	249,908	0.39%
200,000	6/15/12	National Australia Bank Limited	0.75%	200,103	0.31%
100,000	11/16/12	National Australia Bank Limited	2.35%	101,380	0.16%
225,000	4/11/14	National Australia Bank Limited	1.11%	223,308	0.35%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

December 31, 2011

(Audited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Banks (continued)
$300,000	2/4/13	Rabobank Nederland	0.58%	$300,199	0.46%
300,000	12/12/12	Royal Bank of Canada	0.69%	300,424	0.46%
250,000	3/8/13	Royal Bank of Canada	0.69%	250,168	0.39%
200,000	5/11/12	Royal Bank of Scotland PLC	2.63%	202,009	0.31%
270,000	7/26/13	Toronto-Dominion Bank	0.60%	269,910	0.42%
190,000	11/1/13	Toronto-Dominion Bank	0.89%	190,674	0.29%
100,000	12/14/12	Westpac Banking Corporation	1.90%	101,010	0.16%
250,000	3/31/14	Westpac Banking Corporation	1.31%	250,735	0.39%
Energy
425,000	3/10/12	BP Capital Markets P.L.C.	3.13%	431,049	0.67%
225,000	3/25/13	Shell International Finance B.V.	1.88%	230,317	0.36%
Mining
250,000	3/29/12	BHP Billiton Finance (USA) Limited	5.13%	256,031	0.40%
Pharmaceuticals
550,000	3/28/13	Sanofi	0.77%	550,570	0.85%
210,000	3/28/14	Sanofi	0.88%	209,726	0.32%
450,000	3/21/14	Teva Pharmaceutical Finance III BV	1.07%	447,533	0.69%
Telecommunications
175,000	2/27/12	Vodafone Group PLC	0.79%	175,150	0.27%
Total foreign corporate notes (cost: $8,097,611)				8,002,845	12.38%

Total corporate notes (cost: $28,397,576)				27,936,271	43.19%

Total investment in securities (cost: $44,804,700)				$44,281,549	68.55%

CERTIFICATES OF DEPOSIT
U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$250,000	1/17/12	Bank of Tokyo-Mitsubishi (NY)	0.36%	$250,444	0.39%
250,000	4/4/12	Deutsche Bank Aktiengesellschaft (NY)	0.45%	250,609	0.39%
200,000	11/13/12	Nordea Bank Finland PLC (NY)	0.65%	199,168	0.31%
250,000	3/1/13	PNC Bank	0.63%	248,172	0.38%
250,000	2/3/12	Shizuoka Bank, Ltd. (NY)	0.49%	250,234	0.39%
300,000	4/25/12	UBS AG (NY)	0.55%	301,003	0.47%
250,000	5/3/12	Westpac Banking Corp. (NY)	0.40%	250,669	0.39%
Total U.S. certificates of deposit (cost: $1,749,630)				1,750,299	2.72%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

December 31, 2011

(Audited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$250,000	1/17/12	Bank of Nova Scotia	0.32%	$250,600	0.39%
200,000	6/11/12	Bank of Nova Scotia	0.74%	200,115	0.31%
250,000	11/20/12	Bank of Nova Scotia	0.74%	250,379	0.39%
250,000	1/24/12	Svenska Handelsbanken AB	0.38%	250,187	0.39%
Government Sponsored Enterprise
250,000	5/25/12	Caisse Amortissement de la Dette Socia	0.43%	249,705	0.39%
Total foreign certificates of deposit (cost: $1,200,564)				1,200,986	1.87%

Total certificates of deposit (cost: $2,950,195)				$2,951,285	4.59%

OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
		Agricultural commodities		$29,095	0.04%
		Currencies		61,569	0.10%
		Energy		19,162	0.03%
		Equity indices		13,888	0.02%
		Interest rate instruments		41,490	0.06%
		Metals		(318,784)	(0.49)%
Net unrealized loss on open long U.S. futures contracts				(153,580)	(0.24)%

Short U.S. Futures Contracts
		Agricultural commodities		(346,033)	(0.54)%
		Currencies		60,821	0.09%
		Energy		191,030	0.30%
		Equity indices		20,049	0.03%
		Interest rate instruments		(18,963)	(0.03)%
		Metals		136,750	0.21%
Net unrealized gain on open short U.S. futures contracts				43,654	0.06%

Total U.S. futures contracts - net unrealized loss on open U.S. futures contracts				(109,926)	(0.18)%

Long Foreign Futures Contracts
		Equity indices		68,689	0.11%
		Interest rate instruments [2]		695,322	1.08%
Net unrealized gain on open long foreign futures contracts				764,011	1.19%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

December 31, 2011

(Audited)

Description	Fair Value	% of Partners' Capital (Net Asset Value)
Short Foreign Futures Contracts
Agricultural commodities	$87,815	0.14%
Currencies	429,186	0.66%
Equity indices	88,959	0.14%
Interest rate instruments	(75,194)	(0.12)%
Net unrealized gain on open short foreign futures contracts	530,766	0.82%

Total foreign futures contracts - net unrealized gain on open foreign futures contracts	1,294,777	2.01%

Net unrealized gain on open futures contracts	$1,184,851	1.83%

OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long	$5,784	0.01%
Short	7,277	0.01%
Net unrealized gain on open U.S. forward currency contracts	13,061	0.02%

Foreign Forward Currency Contracts
Long	(35,591)	(0.06)%
Short	41,437	0.06%
Net unrealized gain on open foreign forward currency contracts	5,846	0.00%

Net unrealized gain on open forward currency contracts	$18,907	0.02%

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

Seneca Global Fund, L.P.

Statements of Operations

For the Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Trading Gain (Loss) from Futures and Forwards
Net realized gain (loss)	$(2,179,600)	$4,666,374	$(2,390,177)	$5,659,134
Net change in unrealized gain (loss)	2,207,718	3,892,871	(1,216,261)	758,892
Brokerage commissions and trading expenses	(47,242)	(42,253)	(156,726)	(120,583)
Net gain (loss) from futures and forwards trading	(19,124)	8,516,992	(3,763,164)	6,297,443

Net Investment Loss
Income
Interest income	166,665	161,286	487,019	310,930
Net realized and change in unrealized gain (loss) on securities and certificates of deposit	(13,057)	(369,570)	62,156	(455,796)
Total income	153,608	(208,284)	549,175	(144,866)
Expenses
Trading Advisor management fees	224,599	231,307	691,294	839,223
Trading Advisor incentive fees	—	893,861	73,650	1,165,512
Cash Manager fees	11,680	13,826	34,997	31,369
General Partner fee	228,803	246,510	716,348	605,852
Selling Agent fees – General Partner	113,293	116,117	357,447	307,488
Broker dealer custodial fee – General Partner	15,332	19,633	50,089	57,105
Broker dealer servicing fee – General Partner	10,981	11,534	34,546	30,685
Administrative expenses – General Partner	185,946	260,518	644,646	854,820
Offering expenses – General Partner	177,849	195,664	457,364	501,023
Total expenses	968,483	1,988,970	3,060,381	4,393,077
Administrative and offering expenses waived	(104,177)	(175,062)	(286,174)	(576,074)
Net total expenses	864,306	1,813,908	2,774,207	3,817,003
Net investment loss	(710,698)	(2,022,192)	(2,225,032)	(3,961,869)
Net Income (Loss)	$(729,822)	$6,494,800	$(5,988,196)	$2,335,574

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Statements of Operations (continued)

For the Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	Series A	Series B	Series C	Series I	General Partner
Three Months Ended September 30, 2012
Decrease in net asset value per unit	$(1.28)	$(1.09)	$(2.87)	$(1.11)	$(0.57)
Net loss per unit†	$(1.02)	$(1.02)	$(2.86)	$(1.06)	$(0.57)
Weighted average number of units outstanding	269,268.9265	127,887.1111	23,949.7363	238,144.2662	6,484.1437

Three Months Ended September 30, 2011
Increase in net asset value per unit	$9.11	$10.54	$—	$12.32	$13.78
Net income per unit†	$9.39	$10.67	$—	$12.60	$14.31
Weighted average number of units outstanding	233,227.3112	138,375.6339	—	218,388.6612	5,431.6882

	Series A	Series B	Series C	Series I	General Partner
Nine Months Ended September 30, 2012
Decrease in net asset value per unit	$(8.72)	$(8.66)	$(2.87)	$(9.58)	$(8.34)
Net loss per unit†	$(8.81)	$(8.49)	$(2.86)	$(9.67)	$(8.33)
Weighted average number of units outstanding	274,294.2093	133,229.6748	23,949.7363	239,463.9322	6,484.1437

Nine Months Ended September 30, 2011
Increase in net asset value per unit	$1.98	$3.53	$—	$4.60	$6.93
Net income per unit†	$3.15	$3.82	$—	$5.38	$8.86
Weighted average number of units outstanding	207,190.4587	134,443.9413	—	208,985.0130	5,056.7416

† Based on weighted average number of units outstanding during the period.

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Statements of Cash Flows

For the Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net income (loss)	$(5,988,196)	$2,335,574
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized gain (loss) from futures and forwards trading	1,216,261	(758,892)
Purchases of securities and certificates of deposit	(65,973,749)	(64,333,905)
Proceeds from disposition of securities and certificates of deposit	75,146,473	21,253,675
Net realized and change in unrealized (gain) loss in securities and certificates of deposit	(62,156)	455,796
Changes in
Trading Advisor management fee payable	(7,535)	(196,827)
Trading Advisor incentive fee payable	—	311,479
Commissions and other trading expenses payable on open contracts	733	5,613
Cash Manager fees payable	(5,219)	18,233
General Partner fee payable	(7,203)	38,704
Selling Agent fees payable – General Partner	(5,785)	14,719
Administrative expenses payable – General Partner	(4,599)	13,634
Offering expenses payable – General Partner	(5,068)	10,381
Broker dealer custodial fee payable – General Partner	(1,249)	648
Broker dealer servicing fee payable – General Partner	(364)	1,456
Net cash provided by (used in) operating activities	4,302,344	(40,829,712)

Cash flows from financing activities
Subscriptions	8,540,841	15,026,231
Subscriptions received in advance	335,069	1,332,418
Redemptions	(9,881,542)	(3,013,467)
Net cash provided by (used in) financing activities	(1,005,632)	13,345,182

Net increase (decrease) in cash and cash equivalents	3,296,712	(27,485,530)
Cash and cash equivalents, beginning of period	18,507,703	54,051,259
Cash and cash equivalents, end of period	$21,804,415	$26,566,729

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$20,454,144	$23,810,967
Cash and cash equivalents	1,350,271	2,755,762
Total end of period cash and cash equivalents	$21,804,415	$26,566,729

Supplemental disclosure of cash flow information
Prior period redemptions paid	$528,168	$35,507
Prior period subscriptions received in advance	$1,426,321	$2,536,859

Supplemental schedule of non-cash financing activities
Redemptions payable	$443,153	$415,383

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Statements of Changes in Partners’ Capital (Net Asset Value)

For the Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	Series A		Series B		Series C		Series I		General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Nine Months Ended September 30, 2012
Balance at December 31, 2011	269,518.2687	$23,528,145	140,857.9391	$13,684,883	—	$—	237,052.9763	$26,673,580	6,484.1437	$776,710	$64,633,318
Net loss		(2,417,198)		(1,131,733)		(68,485)		(2,316,751)		(54,029)	(5,988,196)
Subscriptions	51,244.5163	4,354,954	15,868.2599	1,517,077	—	—	37,108.3748	4,095,131	—	—	9,967,162
Redemptions	(35,072.3180)	(2,940,829)	(30,469.2322)	(2,898,403)	(1,231.0827)	(121,056)	(35,032.5079)	(3,836,239)	—	—	(9,796,527)
Transfers	(30,585.5028)	(2,479,701)	487.7390	43,692	24,360.0972	2,436,009	—	—	—	—	—
Balance at September 30, 2012	255,104.9642	$20,045,371	126,744.7058	$11,215,516	23,129.0145	$2,246,468	239,128.8432	$24,615,721	6,484.1437	$722,681	$58,845,757

Nine Months Ended September 30, 2011
Balance at December 31, 2010	165,574.3151	$15,995,450	126,655.8355	$13,396,321	—	$—	193,350.1543	$23,550,313	4,806.7772	$609,812	$53,551,896
Net income		652,697		512,933		—		1,125,122		44,822	2,335,574
Subscriptions	97,448.3713	9,272,415	20,329.6304	2,125,630	—	—	50,334.0505	6,065,045	833.2146	100,000	17,563,090
Redemptions	(11,955.1585)	(1,168,074)	(5,687.4296)	(591,173)	—	—	(13,425.3437)	(1,634,096)	—	—	(3,393,343)
Transfers	(968.3445)	(94,423)	—	—	—	—	765.2694	94,423	—	—	—
Balance at September 30, 2011	250,099.1834	$24,658,065	141,298.0363	$15,443,711	—	$—	231,024.1305	$29,200,807	5,639.9918	$754,634	$70,057,217

	Series A	Series B	Series C	Series I	General Partner
September 30, 2012	$78.58	$88.49	$97.13	$102.94	$111.45
December 31, 2011	87.30	97.15	—	112.52	119.79
September 30, 2011	98.59	109.30	—	126.40	133.80
December 31, 2010	96.61	105.77	—	121.80	126.87

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the periods ended September 30, 2012 and December 31, 2011, there were no such transfers between levels.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through September 30, 2012. With few exceptions, the Fund is no longer subject to U.S. or state and local income tax examinations by tax authorities for years before 2009.

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

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At September 30, 2012
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized loss on open futures contracts*	$(82,327)	$—	$(82,327)
Net unrealized gain on open forward currency contracts*	—	69,824	69,824
Cash and cash equivalents:
Money market fund	612,492	—	612,492
Investments in securities:
U.S. Treasury securities*	5,133,654	—	5,133,654
U.S. government sponsored enterprise notes*	—	1,654,285	1,654,285
Commercial paper*	—	4,888,743	4,888,743
Corporate notes*	—	23,438,547	23,438,547
Certificates of deposit*	—	3,007,037	3,007,037
Total	$5,663,819	$33,058,436	$38,722,255

 *See the condensed schedule of investments for further description.

At December 31, 2011
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$1,184,851	$—	$1,184,851
Net unrealized gain on open forward currency contracts*	—	18,907	18,907
Cash and cash equivalents:
Money market fund	1,013,019	—	1,013,019
Investments in securities:
U.S. Treasury securities*	3,429,929	—	3,429,929
U.S. government sponsored enterprise notes*	—	4,989,359	4,989,359
Foreign government sponsored enterprise notes*	—	657,305	657,305
Commercial paper*	—	7,268,685	7,268,685
Corporate notes*	—	27,936,271	27,936,271
Certificates of deposit*	—	2,951,285	2,951,285
Total	$5,627,799	$43,821,812	$49,449,611

*See the condensed schedule of investments for further description.

There were no Level 3 holdings at September 30, 2012 and December 31, 2011 or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which were designated as hedging instruments. At September 30, 2012, the Fund’s derivative contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net
Equity in broker trading accounts
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$135,411	$(184,547)	$(49,136)
Currencies	215,527	(141,750)	73,777
Energy	230,546	(53,220)	177,326
Equity indices	75,478	(690,651)	(615,173)
Interest rate instruments	584,782	(128,880)	455,902
Metals	1,931,640	(2,056,663)	(125,023)
Net unrealized gain (loss) on open futures contracts	$3,173,384	$(3,255,711)	$(82,327)

Net unrealized gain (loss) on open forward currency contracts	$169,439	$(99,615)	$69,824

At September 30, 2012, there were 4,401 open futures contracts and 169 open forward currency contracts. For the three and nine months ended September 30, 2012, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$265,363	$172,369	$104,318	$179,987
Currencies	(844,595)	1,054,743	(906,162)	(477,799)
Energy	(1,074,728)	507,330	(358,989)	(32,866)
Equity indices	(842,007)	(35,560)	(1,581,735)	(806,758)
Interest rate instruments	(620,912)	308,476	2,142,047	(186,753)
Metals	(425,491)	71,637	(1,287,026)	57,011
Total futures contracts	(2,300,546)	2,078,995	(1,887,547)	(1,267,178)

Forward currency contracts	143,817	128,723	(533,168)	50,917
Total futures and forward currency contracts	$(2,157,359)	$2,207,718	$(2,420,715)	$(1,216,261)

For the three and nine months ended September 30, 2012, the number of futures contracts closed were 12,621 and 37,858, respectively, and the number of forward currency contracts closed were 1,123 and 3,113, respectively.

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

At December 31, 2011, there were 3,745 open futures contracts and 83 open forward currency contracts. For the three and nine months ended September 30, 2011, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(1,379,210)	$386,516	$(1,641,371)	$(339,240)
Currencies	85,286	1,058,838	(1,209,941)	1,283,002
Energy	(1,353,838)	628,715	555,817	261,531
Equity indices	867,122	110,182	(996,790)	(157,208)
Interest rate instruments	6,960,913	42,039	5,421,542	456,558
Metals	196,733	1,514,577	1,017,829	200,482
Total futures contracts	5,377,006	3,740,867	3,147,086	1,705,125

Forward currency contracts	(539,312)	152,004	2,703,752	(946,233)
Total futures and forward currency contracts	$4,837,694	$3,892,871	$5,850,838	$758,892

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

At September 30, 2012 and December 31, 2011, the General Partner had an investment of 6,484.1437 units valued at $722,681 and $776,710, respectively.

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

To meet margin requirements, the Fund deposits funds with its brokers, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with its brokers. At September 30, 2012 and December 31, 2011, the Fund had margin requirements of $10,302,754 and $7,516,495.

7.	Administrative and Offering Expenses

The Fund reimburses the General Partner for actual monthly administrative expenses paid to various third-party service providers, including the General Partner, up to 1/12th of 0.95% of the Fund’s month-end net asset value, payable in arrears. Actual administrative expenses may vary; however, such administrative expenses will not exceed 0.95% of the Fund’s month-end net asset value per annum. The administrative expenses include legal, accounting, clerical and other back office related expenses related to the administration of the Fund and all other associated costs incurred by the Fund. For the three months ended September 30, 2012 and 2011, actual administrative expenses were $185,946 and $260,518, respectively. For the nine months ended September 30, 2012 and 2011, actual administrative expenses were $644,646 and $854,820, respectively. Such amounts are presented as administrative expenses in the statements of operations.

During the three months ended September 30, 2012 and 2011, the General Partner absorbed administrative expenses in excess of the 0.95% limitation of $39,261 and $102,653, respectively. During the nine months ended September 30, 2012 and 2011, the General Partner absorbed administrative expenses in excess of the 0.95% limitation of $185,516 and $417,019, respectively. Such amounts are included in administrative and offering expenses waived in the statements of operations.

At September 30, 2012 and December 31, 2011, $47,252 and $51,851, respectively, were payable to the General Partner for administrative expenses incurred on behalf of the Fund and not waived by the General Partner. Such amounts are presented as administrative expenses payable – General Partner in the statements of financial condition.

The Fund reimburses the General Partner for actual ongoing offering expenses, up to 1/12th of 0.75% of the Fund’s month-end net asset value pro rata for each Series of Units except for the General Partner and Series C Units, payable monthly in arrears. Actual ongoing offering expenses in excess of this limitation are absorbed by the General Partner. For the three months ended September 30, 2012 and 2011, actual offering expenses were $177,849 and $195,664, respectively. For the nine months ended September 30, 2012 and 2011, actual offering expenses were $457,364 and $501,023, respectively. Such amounts are presented as offering expenses in the statements of operations.

During the three months ended September 30, 2012 and 2011, the General Partner absorbed offering expenses in excess of the 0.75% limitation of $64,916 and $72,409, respectively. During the nine months ended September 30, 2012 and 2011, the General Partner absorbed offering expenses in excess of the 0.75% limitation of $100,658 and $159,055, respectively. Such amounts are included in administrative and offering expenses waived in the statements of operations. At September 30, 2012 and December 31, 2011, $35,381 and $40,449, respectively, were payable to the General Partner for offering expenses incurred on behalf of the Fund and not waived by the General Partner. Such amounts are presented as offering expenses payable – General Partner in the statements of financial condition.

8.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement, subject to a minimum investment of $10,000. Subscriptions into and redemptions out of the Fund occur weekly. Each series of units will be offered to the public as of the open of business on each Wednesday at the net asset value per Unit of the relevant series at the close of the preceding business day. At September 30, 2012 and December 31, 2011, the Fund received advance subscriptions of $355,069 and $1,426,321, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to the end of the respective quarter.

The Fund is not required to make distributions, but may do so at the sole discretion of the General Partner. A limited partner may request and receive redemption of Series A, B, C and I Units owned at the end of any week, subject to three business days’ prior written notice to the General Partner and in certain circumstances, restrictions in the partnership agreement.

Series A Units redeemed prior to the first anniversary of the subscription date are subject to a redemption fee equal to the product of (i) 2% of the subscription price for such Series A Units on the subscription date, divided by twelve (ii) multiplied by the number of months remaining before the first anniversary of the subscription date. Series B, C and I Units are not subject to the redemption fee. For the three and nine months ended September 30, 2012 and 2011, these redemption fees were negligible.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises.  The following table presents the exposure at September 30, 2012.

							% of
		Gov't					Partners'
	U.S .	Sponsored					Capital
	Treasury	Enterprise	Commercial	Corporate	Certificates		(Net Asset
Country or Region	Securities	Notes	Paper	Notes	of Deposit	Total	Value)
United States	$5,133,654	$1,654,285	$3,269,509	$17,670,266	$2,555,135	$30,282,849	51.48%
Netherlands	-	-	-	1,431,823	-	1,431,823	2.43%
Canada	-	-	-	1,137,697	200,471	1,338,168	2.27%
Australia	-	-	499,906	680,434	-	1,180,340	2.01%
Japan	-	-	-	504,100	251,431	755,531	1.28%
France	-	-	-	637,127	-	637,127	1.08%
Great Britain	-	-	249,646	250,747	-	500,393	0.85%
Netherland Antilles	-	-	-	452,481	-	452,481	0.77%
Singapore	-	-	369,761	-	-	369,761	0.63%
Germany	-	-	-	250,038	-	250,038	0.42%
Luxemburg	-	-	249,996	-	-	249,996	0.42%
South America multinational	-	-	249,925	-	-	249,925	0.42%
Denmark	-	-	-	223,353	-	223,353	0.38%
Multinational	-	-	-	200,481	-	200,481	0.34%
Total	$5,133,654	$1,654,285	$4,888,743	$23,438,547	$3,007,037	$38,122,266	64.78%

The following table presents the exposure at December 31, 2011.

							% of
		Gov't					Partners'
	U.S .	Sponsored					Capital
	Treasury	Enterprise	Commercial	Corporate	Certificates		(Net Asset
Country or Region	Securities	Notes	Paper	Notes	of Deposit	Total	Value)
United States	$3,429,929	$4,989,359	$4,519,245	$19,933,426	$1,750,299	$34,622,258	53.62%
Australia	-	-	249,936	1,825,370		2,075,306	3.21%
France	-	251,279	249,959	1,176,639	249,705	1,927,582	2.98%
Great Britain	-	-	499,989	1,361,489		1,861,478	2.88%
Netherlands	-	-	-	1,713,148		1,713,148	2.65%
Canada	-	-	-	1,011,176	701,094	1,712,270	2.65%
Netherland Antilles	-	-	249,985	447,533		697,518	1.08%
Luxumberg	-	-	499,984	-	-	499,984	0.77%
Japan	-	-	499,935	-		499,935	0.77%
Sweden	-	-	-	-	250,187	250,187	0.39%
Germany	-	-	-	249,908	-	249,908	0.39%
South America multi-national	-	-	249,899	-	-	249,899	0.39%
Singapore	-	-	249,753	-	-	249,753	0.39%
Denmark	-	-	-	217,582	-	217,582	0.34%
Europe multi-national	-	204,235	-	-	-	204,235	0.32%
Africa multi-national	-	201,791	-	-	-	201,791	0.31%
Total	$3,429,929	$5,646,664	$7,268,685	$27,936,271	$2,951,285	$47,232,834	73.14%

10.	Indemnifications

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

The statements of financial condition, including the condensed schedule of investments, at September 30, 2012 and 2011, the statements of operations for the three and nine months ended September 30, 2012 and 2011, the statements of cash flows and changes in partners’ capital (net asset value) for the nine months ended September 30, 2012 and 2011, and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at September 30, 2012 and 2011, results of operations for the three and nine months ended September 30, 2012 and 2011, cash flows and changes in partners’ capital (net asset value) for the nine months ended September 30, 2012 and 2011. The results of operations for the three and nine months ended September 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

12.	Financial Highlights

The following information presents per unit operating performance results and other supplemental financial ratios for the three and nine months ended September 30, 2012 and 2011. This information has been derived from information presented in the financial statements for limited partner units and assumes that a unit is outstanding throughout the entire period:

	Three Months Ended September 30, 2012				Three Months Ended September 30, 2011
	Series A Units	Series B Units	Series C Units†	Series I Units	Series A Units	Series B Units	Series C Units	Series I Units
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$79.86	$89.58	$—	$104.05	$89.48	$98.76	$—	$114.08
Income (loss) from operations
Gain (loss) from trading (1)	(0.04)	(0.08)	(2.63)	(0.10)	12.48	13.72	—	15.90
Net investment loss (1)	(1.24)	(1.01)	(0.24)	(1.01)	(3.37)	(3.18)	—	(3.58)
Total income (loss) from operations	(1.28)	(1.09)	(2.87)	(1.11)	9.11	10.54	—	12.32
Net asset value per Unit at end of period	$78.58	$88.49	$97.13	$102.94	$98.59	$109.30	$—	$126.40

Total return (5)	(1.60)%	(1.22)%	(2.87)%	(1.07)%	10.18%	10.67%	—	10.80%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to Trading Advisor incentive fee (2)(3)(4)	7.15%	5.44%	1.96%	4.83%	7.21%	5.48%	—	4.89%
Trading Advisor incentive fee (5)	—	—	—	—	1.43%	1.36%	—	1.42%
Total expenses	7.15%	5.44%	1.96%	4.83%	8.64%	6.84%	—	6.31%
Net investment loss (2)(3)(4)(6)	(6.12)%	(4.43)%	(1.46)%	(3.81)%	(8.54)%	(6.76)%	—	(6.21)%

† Series C units commenced trading on September 1, 2012. Accordingly, the performance identified above is for the one-month period ended September 30, 2012.

	Nine Months Ended September 30, 2012				Nine Months Ended September 30, 2011
	Series A Units	Series B Units	Series C Units†	Series I Units	Series A Units	Series B Units	Series C Units	Series I Units
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$87.30	$97.15	$—	$112.52	$96.61	$105.77	$—	$121.80
Income (loss) from operations
Gain (loss) from trading (1)	(4.89)	(5.55)	(2.63)	(6.46)	9.44	10.13	—	11.79
Net investment loss (1)	(3.83)	(3.11)	(0.24)	(3.12)	(7.46)	(6.60)	—	(7.19)
Total income (loss) from operations	(8.72)	(8.66)	(2.87)	(9.58)	1.98	3.53	—	4.60
Net asset value per Unit at end of period	$78.58	$88.49	$97.13	$102.94	$98.59	$109.30	$—	$126.40

Total return (5)	(9.99)%	(8.92)%	(2.87)%	(8.52)%	2.05%	3.34%	—	3.78%

Other Financial Ratios
Ratios to average net asset value

Expenses prior to Trading Advisor incentive fee (2)(3)(4)	7.05%	5.41%	1.96%	4.79%	7.32%	5.62%	—	5.03%
Trading Advisor incentive fee (5)	0.12%	0.12%	—	0.12%	2.060%	1.84%	—	1.92%
Total expenses	7.17%	5.53%	1.96%	4.91%	9.38%	7.46%	—	6.95%

Net investment loss (2)(3)(4)(6)	(5.89)%	(4.23)%	(1.46)%	(3.63)%	(7.68)%	(5.91)%	—	(5.34)%

† Series C units commenced trading on September 1, 2012. Accordingly, the performance identified above is for the one-month period ended September 30, 2012.

Total returns are calculated based on the change in value of a Series A, Series B, Series C or Series I Units during the period. An individual limited partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

(1)	The net investment loss per Unit is calculated by dividing the net investment loss by the average number of Series A, Series B, Series C or Series I Units outstanding during the period. Loss from trading is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information. Such balancing amount may differ from the calculation of loss from trading per Unit due to the timing of trading gains and losses during the period relative to the number of Units outstanding.

(2)	All of the ratios under other financial ratios are computed net of involuntary waivers of administrative and offering expenses.

For the three months ended September 30, 2012 and 2011, the ratios are net of 0.26% and 0.65% effect of waived administrative expenses, respectively. For the three months ended September 30, 2012 and 2011, the ratios are net of 0.44 % and 0.46% effect of waived offering expenses, respectively.

For the nine months ended September 30, 2012 and 2011, the ratios are net of 0.38% and 0.93% effect of waived administrative expenses, respectively. For the nine months ended September 30, 2012 and 2011, the ratios are net of 0.22% and 0.36% effect of waived offering expenses, respectively.

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

Liquidity

At September 30, 2012, there are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Fund’s liquidity increasing or decreasing in any material way.

During September 2012, the Fund began offering weekly liquidity. Each series of units is offered to the public as of the open of business on each Wednesday at the net asset value per Unit of the relevant series at the close of the preceding business day. Prior to that time, investments into and redemptions out of the Fund were made monthly using the net asset value for the end of the previous month.

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

Results of Operations

The returns for Series A, B, and I Units for the nine months ended September 30, 2012 and 2011 were:

Series of Units	2012	2011
Series A	(9.99)%	2.05%
Series B	(8.92)%	3.34%
Series I	(8.52)%	3.78%

The return for Series C Units for the month ended September 30, 2012 (when the first Series C Units were issued) was (2.87)%. Past performance is not necessarily indicative of future results. Further analysis of the trading gains and losses is provided below.

2012

During the nine months ended September 30, 2012, the Fund experienced a net realized loss on futures and forwards trading of $2,390,177, a change in unrealized loss on futures and forwards trading of $1,216,261 and incurred brokerage commissions of $156,726, resulting in a net loss from futures and forwards trading of $3,763,164. The Fund’s expenses during the nine months ended September 30, 2012 consisted of $442,082 in selling agent, custodial and servicing fees, and $1,102,010 in offering and administrative expenses, of which $286,174 were waived. Additionally, the Fund incurred $691,294 in Trading Advisor management fees, $73,650 in Trading Advisor incentive fees, $34,997 in Cash Manager fees and a General Partner fee of $716,348. Interest income of $487,019 and net realized and change in unrealized gain on securities and certificates of deposit of $62,156, combined with Fund expenses resulted in net loss of $5,988,196 for the nine months ended September 30, 2012.

During the nine months ended September 30, 2012, the Fund issued $9,967,162 of Units and redeemed $9,796,527 of Units, and when combined with the net loss, resulted in a net decrease in the Fund’s net asset value for the year from $64,663,318 to $58,845,757.

Discussion of monthly performance for the nine months ended September 30, 2012 follows:

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

May

In May, the escalating European debt crisis and weak U.S. and Chinese economic data led to a flight to safety in financial markets. In Greece, electoral gains by anti-austerity political parties stoked fears that the country might ultimately exit the Eurozone. Elsewhere, concerns grew over the health of Spain’s banks, as the already debt-laden Spanish government was forced to bail out the country’s third largest lender. Meanwhile, labor market conditions deteriorated in the U.S. and industrial production slowed in China. In response, investors sold global equities, energies and commodity currencies and sought the relative safe harbor of bonds and the U.S. dollar.

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

July

The Fund delivered strong returns in July, as more signs emerged of a faltering global economic recovery. U.S. labor market data continued to disappoint and Chinese growth weakened. Europe, however, remained the primary focus of investors. Spain’s credit conditions deteriorated, as the 10-year sovereign bond yield spiked as high as 7.75% during the month, its highest level since the inception of the euro. The European Central Bank (ECB) cut interest rates, but this did little to reverse the depreciation of the euro. The tide of negative sentiment was stanched only later in the month, when the ECB President vowed to use all necessary means to save the currency union.

The largest contribution to the Fund came from the fixed income sector, where long positions profited from the ECB rate cut as well as market speculation of additional future central bank easing in Europe and the U.S. The Fund also made solid gains in currencies through its short euro exposure. Lastly, in the agricultural sector, the Fund profited from a surge in grain prices, as hot, dry weather in the U.S. damaged crop yields. Overall, the Fund finished the month with a gain for the month of 5.28%, 5.42% and 5.47% for Series A, B and I Units, respectively.

August

In August, investor sentiment towards the future of the Eurozone turned from pessimistic to mildly optimistic. U.S. economic reports, including non-farm payroll data, also came in better than expected. These factors extended the rally in global equities, caused a rebound in the euro and prompted an initial sell-off in safe haven U.S. and German government bonds. As the month progressed, speculation mounted that global central banks would engage in further quantitative easing, which caused bonds to recover from their earlier declines. Rising tensions between Iran and Israel caused crude oil prices to climb, while the U.S. experienced its most widespread drought since 1956, leading to higher grain prices.

During the month, the Fund gave back some of the profits it made in July. The Fund’s short positions in the euro and long positions in the Japanese yen suffered on market reversals. Long bond exposures were also a negative contributor in the first half of the month. The Fund did see gains in the agricultural sector due to its long soybean positions. Overall, the Fund finished the month with a loss for the month of 3.54%, 3.42% and 3.37% for Series A, B and I Units, respectively.

September

September saw an increase in the scale of global central bank intervention in an attempt to prevent further deterioration of economic growth. The European Central Bank announced a plan to buy unlimited amounts of government bonds of distressed countries such as Spain, in exchange for their accepting austerity reforms. Meanwhile in the U.S., the Fed announced “QE3”, a third round of quantitative easing, involving the purchase of $40B of agency-backed mortgages each month for an indefinite period of time. In response, equities rallied worldwide, as did the euro, gold and industrial metals. There was a corresponding sell-off in perceived safe haven assets such as U.S. bonds and the U.S. dollar.

The main impact of September’s macroeconomic policy announcements was to hurt the Fund’s long bond positions. As the equity markets rose, the Fund added to its long positions, although this did not happen quickly enough to benefit from the equity rally. In the agricultural markets, grain prices corrected after their recent run-up, hurting the Fund’s long positions, after reports that the U.S. drought had not damaged crop yields as much as expected. Overall, the Fund finished the month with a loss for the month of 3.11%, 2.98%, 2.87% and 2.93% for Series A, B, C and I Units, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4: Controls and Procedures

The General Partner of the Fund, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at September 30, 2012 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

There has been no change in internal control over financial reporting that occurred during the period ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Part II: Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the nine months ended September 30, 2012. Under the Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. Redemptions of Units during the third quarter of 2012 were as follows:

	July	August	September	Total
A Units
Units redeemed	4,467.0004	3,572.9967	5,157.9562	13,197.9533
Average net asset value per Unit	$84.08	$81.10	$78.58	$81.12

B Units
Units redeemed	2,703.3622	1,137.2825	2,451.8123	6,292.4570
Average net asset value per Unit	$94.44	$91.21	$88.49	$91.54

C Units
Units redeemed	—	—	1,231.0827	1,231.0827
Average net asset value per Unit	$—	$100.00	$97.13	$97.13

I Units
Units redeemed	5,072.2445	4,132.8410	2,201.2866	11,406.3721
Average net asset value per Unit	$109.75	$106.05	$102.94	$107.10

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

Date: November 14, 2012	SENECA GLOBAL FUND, L.P.

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

	By:	/s/ Carl A. Serger
	Name:	Carl A. Serger
	Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)

