Form 10-K
period 2012-12-31
SENECA GLOBAL FUND, L.P.
filed 2013-03-28
CIK 1414581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Through April 30, 2011, Aspect Capital Limited (“Aspect”) was the sole trading advisor for the Fund. Effective May 1, 2011, the Fund changed its name to Seneca Global Fund, L.P., and began using multiple trading advisors to engage in the speculative trading of futures contracts, forward currency contracts and other financial instruments. Each trading advisor uses a proprietary, systematic trading system that deploys multiple trading strategies utilizing derivatives that seeks to identify and exploit directional moves in market behavior to a broad and diversified range of global markets including equity indices, currencies, interest rate instruments, energy, metals and agricultural commodities.

The Fund issues units of limited partner interests (“Units”) in four Series: Series A, Series B, Series C and Series I, which represent units of fractional undivided beneficial interest in and ownership of the Fund. The Fund began investment operations of its Series I, B and A Units on September 1, 2008, November 1, 2008 and December 1, 2008, respectively. Series C Units began investment operations on September 1, 2012. Series C Units will be issued in exchange for Series A, B and I Units in certain circumstances (described below).

At December 31, 2012, the aggregate capitalization of the Fund was $50,003,744, which consists of Series A Units of $17,300,439, Series B Units of $9,133,773, Series C Units of $1,604,266, Series I Units of $21,182,358 and General Partner Units of $782,908. At December 31, 2012, the net asset value per unit of the Series A, B, C and I Units were $73.18, $82.73, $91.11 and $96.38, respectively, and the net asset value per unit of the General Partner Units was $104.94.

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

Trading Advisors

As of March 1, 2013, the trading advisors of the Fund and the allocation of the Fund’s trading level are reflected as follows:

% of Total Allocations
Aspect Capital Limited	31%
Blackwater Capital Management, LLC	20%
Estlander & Partners, Ltd.	30%
Quantitative Investment Management, LLC	19%

These allocations are subject to change at the General Partner’s sole discretion.

Aspect Capital Limited, Blackwater Capital Management, LLC, Estlander & Partners, Ltd. And Quantitative Investment Management, LLC (collectively, “Trading Advisors”) offer discretionary advisory services to institutional and high net worth investors in the speculative trading of multiple asset classes including, without limitation, futures, forwards, swaps, options and other derivative contracts, commonly referred to as “futures.”

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

▪ Quantitative Investment Management, LLC does not charge a management fee

Trading Advisor Incentive Fees

Each series of Units incurs quarterly trading advisor incentive fees, payable in arrears to the Trading Advisors, for any “Net New Trading Profits” generated on the portion of the Fund the respective Trading Advisor manages, equal to:

▪ Aspect Capital Limited: 20%

▪ Blackwater Capital, LLC: 20%

▪ Estlander & Partners, Ltd: 20%

▪ Quantitative Investment Management, LLC : 30%

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

Brokerage Commissions and Trading Expenses

The Fund incurs brokerage commissions and trading expenses on U.S. futures exchanges at the approximate rate of $2 to $13, with an average of $4 per “round-turn” futures transaction (includes NFA, execution, clearing and exchange fees). Brokerage commissions and trading expenses may be higher for trades executed on certain foreign exchanges.

Cash Manager Fees	Each class of Units incurs a monthly cash manager fee, payable in arrears to the Cash Managers, equal to approximately 1/12th of 0.10% of the investments in securities and certificates of deposit.
Organizational and Initial Offering Costs	All organizational and initial offering costs were borne by the General Partner on behalf of the Fund without reimbursement.
General Partner Fee

Each series of Units, other than General Partner Units, incurs a monthly General Partner fee, equal to 1/12th of 1.5% of the Fund’s month-end net asset value, prorated for partial months and adjusted for weekly subscriptions and redemptions, and payable in arrears. The General Partner fee is paid to the General Partner to compensate it for its services to the Fund as general partner and commodity pool operator.

Charges	Amount
Administrative Expenses

Each series of Units reimburses the General Partner for actual monthly administrative expenses to various third-party service providers, including the General Partner, up to 1/12th of 0.95% of the Fund’s month-end net asset value, prorated for partial months and adjusted for weekly subscriptions and redemptions, and payable quarterly in arrears. Actual ongoing offering costs in excess of this limitation are absorbed by the General Partner.

The administrative expenses include all actual accounting, audit, legal, administrative, offering and other back office expenses related to the administration of the Fund and all associated costs incurred by the Fund.

Offering Expenses

Each series of Units, other than Series C and General Partner Units, reimburses the General Partner for actual ongoing offering expenses, up to 1/12th of 0.75% of the Fund’s month-end net asset value, prorated for partial months and adjusted for weekly subscriptions and redemptions, and payable monthly in arrears. Actual ongoing offering costs in excess of this limitation are absorbed by the General Partner.

If the Fund terminates prior to completion of payment to the General Partner for the unreimbursed offering expenses incurred through the date of such termination, the General Partner will not be entitled to any additional payments, and the Fund will have no further obligation to the General Partner for reimbursement of offering expenses.

Selling Agent Fees

Series A Units incur a monthly selling agent fee equal to 1/12th of 2% of the outstanding Series A Units’ month-end net asset value, prorated for partial months and adjusted for weekly subscriptions and redemptions, and subject to the Fee Limit (as defined below). The General Partner, in turn, pays the selling agents an upfront fee of 2% of the aggregate subscription amount for the sale of Series A Units. Beginning in the 13th month, the General Partner then pays the selling agents a monthly selling agent fee in arrears equal to 1/12th of 2% of the outstanding Series A Units’ month-end net asset value, prorated for partial months and adjusted for weekly subscriptions and redemptions, and subject to the Fee Limit.

If the selling agent fees are not paid to the selling agents, or where the General Partner acts as the selling agent, such portions of the selling agent fees are retained by the General Partner.

Series B, C and I Units do not incur selling agent fees.

Broker Dealer Servicing Fee

Series A Units incur a monthly broker dealer servicing fee equal to 1/12th of 0.15% of the outstanding Series A Units’ month-end net asset value, prorated for partial months and adjusted for weekly subscriptions and redemptions, and payable in arrears, subject to the Fee Limit.

Series B Units that are not held by broker dealers who act as custodian for the benefit of limited partners incur a monthly broker dealer servicing fee equal to 1/12th of 0.6% of the outstanding Series B Units’ month-end net asset value, prorated for partial months and adjusted for weekly subscriptions and redemptions, and payable in arrears, subject to the Fee Limit. Where the General Partner acts as the selling agent, it retains these fees.

Series C and I Units, and those Series B Units that incur a broker dealer custodial fee (as described below), do not incur a broker dealer servicing fee.

Charges	Amount

Broker Dealer Custodial Fee

Series B Units that are held by broker dealers who act as custodian for Series B Units for the benefit of the limited partners incur a monthly broker dealer custodial fee equal to 1/12th of 0.6% of the outstanding Series B Units’ month-end net asset value, prorated for partial months and adjusted for weekly subscriptions and redemptions, and payable in arrears, subject to the Fee Limit.

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

Redemption Fee

Series A Units redeemed prior to the first anniversary of the subscription date will be subject to a redemption fee equal to the product of (i) 2% of the subscription price for such Series A Units on the subscription date, divided by 52 (ii) multiplied by the number of weeks remaining before the first anniversary of the subscription date. Limited partners will not be required to pay any redemption fees if such limited partners are subject to a mandatory redemption of their Units within the first year of purchase.

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

Market Sectors

The Fund trades speculatively, through the allocation of its assets to the Trading Advisors, in U.S. and international futures markets, and may trade or hold futures, forwards, swaps or options. Specifically, the Fund trades futures on interest rate instruments, equity indices, energy, currencies, metals and agricultural commodities. The Fund also trades forward currency contracts and may trade options, swaps and other forwards other than currencies in the future.

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

Units of the Fund are offered continuously to the public by selling agents on a best-efforts basis. The minimum investment is $10,000. Currently, Units of each Series are issued as of the commencement of business each Wednesday and are valued at the net asset value per unit of the relevant Series at the close of business on the preceding day.

The Fund issued General Partner Units to the General Partner to memorialize its ownership interest in the Fund. The General Partner may determine and adjust the number of General Partner Units which represent the General Partner’s interest in the Fund.

Holders

As of February 28, 2013, there were 847, 433, 177 and 862 holders of Series A, B, C and I Units, respectively.

Dividends

The General Partner has sole discretion to determine what distributions, if any, the Fund will make to its limited partners. The General Partner has not made any distributions as of the date hereof.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

There were no sales of unregistered securities of the Fund during the year ended December 31, 2012.

The Fund’s Registration Statement on Form S-1 (Registration No.: 333-148049), registering $29,767,702 Series A Units, $80,494,606 Series B Units and $96,057,666 Series I Units, was declared effective on June 1, 2012 with information with respect to the use of proceeds from the sale of Units being disclosed therein.

The proceeds from the sale of registered securities are deposited in the Fund’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with the Fund’s trading policies and each Trading Advisors’ trading programs.

Issuer Purchases of Equity Securities

The Fund offers weekly liquidity. Redemptions may be made by a limited partner as of the close of business day each Tuesday at the net asset value of the redeemed Units (or portion thereof) on that day. Partial redemptions must be for at least $1,000, unless such requirement is waived by the General Partner. In addition, the limited partner, if making a partial redemption, must maintain at least $10,000 or his original investment amount, whichever is less, in the Fund unless such requirement is waived by the General Partner. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

Redemptions of Units during the fourth quarter of 2012 were as follows:

	October	November	December	Total
A Units
Units redeemed	5,740.3885	9,408.4961	11,545.1424	26,694.0270
Average net asset value per unit	$75.08	$72.30	$73.12	$73.25

B Units
Units redeemed	8,391.8764	5,748.1049	8,052.5092	22,192.4905
Average net asset value per unit	$84.32	$81.87	$82.45	$83.01

C Units
Units redeemed	2,721.8402	1,308.1906	1,650.6341	5,680.6649
Average net asset value per unit	$93.50	$89.95	$90.18	$91.72

I Units
Units redeemed	3,450.9570	10,697.2128	12,454.3079	26,602.4777
Average net asset value per unit	$100.64	$95.55	$96.20	$96.51

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

Liquidity

At December 31, 2012, there are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Fund’s liquidity increasing or decreasing in any material way.

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

Results of Operations

The returns for each Series of Units for the years ended December 31, 2012 and 2011 were:

Series of Units	2012	2011
Series A	(16.18)%	(9.64)%
Series B	(14.85)%	(8.15)%
Series C	(8.89)%	(0.00)%
Series I	(14.35)%	(7.62)%

Past performance is not indicative of expected future financial condition or results of operations. Further analysis of the trading gains and losses is provided below.

2012

During the year ended December 31, 2012, the Fund experienced a net realized loss on futures and forwards trading of $6,587,850, a change in unrealized loss on futures and forwards trading of $178,582 and incurred brokerage commissions of $207,526, resulting in a net loss from futures and forwards trading of $6,973,958. The Fund’s expenses during the year ended December 31, 2012 consisted of $555,273 in selling agent, custodial and servicing fees, and $1,329,420 in offering and administrative expenses, of which $292,441 were waived. Additionally, the Fund incurred $859,607 in Trading Advisor management fees, $73,650 in Trading Advisor incentive fees, $45,503 in Cash Manager fees and a General Partner fee of $912,982. Interest income of $618,426 and net realized and change in unrealized loss on securities and certificates of deposit of $22,383, combined with Fund expenses resulted in net loss of $9,861,909 for the year ended December 31, 2012.

During the year ended December 31, 2012, the Fund issued $11,885,064 of Units and redeemed $16,682,729 of Units, and when combined with the net loss, resulted in a net decrease in the Fund’s net asset value for the year from $64,663,318 to $50,003,744.

Discussion of monthly performance for the year ended December 31, 2012 follows:

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

October

October was characterized by trend reversals across a broad range of sectors. Weaker than expected corporate earnings prompted a sell-off in U.S. equity markets, as well as in global risk assets such as oil, industrial metals, and commodity-related currencies. In spite of this, safe haven assets such as bonds and gold did not rally and in fact declined, as investors pared back previous expectations over the scope and duration of quantitative easing by central banks.

Given the breadth of market reversals, October proved to be a difficult month for trend-following programs across the entire managed futures industry. The Fund was no exception and experienced losses that were spread across all sectors in the portfolio. The largest declines came from the Fund’s long bond positions both in the U.S. and Europe. Other major markets that detracted from performance included U.S. equities, gasoline, zinc and cotton. On the positive side, the Fund reversed its net long position in crude oil in time to profit from the decline in that market. The Fund also made gains on long exposure to certain non-U.S. stock markets. Overall, the Fund finished the month with a loss for the month of 6.11%, 5.99%, 5.88% and 5.94% for Series A, B, C and I Units, respectively.

November

As the U.S. election maintained the status quo in Washington, investor attention turned to the ability of a divided government to deal with the looming “fiscal cliff”. The year-end expiration of key tax cuts and automatic reduction in government expenditures, if unaddressed, could potentially cause a recession in 2013, according to the Congressional Budget Office. Global equities sold off over the first half of November as a result. However, sentiment recovered and stocks rebounded in the latter part of the month, as reports indicated some willingness on the part of Democrats and Republicans to compromise in budget talks.

In November, the Fund made gains in long positions in the fixed income sector as global bonds rallied on continued easy central bank monetary policy. The currency sector made a small profit from short positions in the Japanese yen, which depreciated on speculation of more aggressive money printing with a potential Liberal Democratic Party victory in the country’s upcoming election. However, the Fund saw losses due to price reversals in physical commodities. Base metals and crude oil prices rebounded from their downward trend on stronger Chinese industrial production data, while grain prices declined from their recent highs on higher than expected supply. Equity markets also proved difficult to trade during the month, as an early sell-off reversed sharply mid-month with a return of investor risk appetite. Overall, the Fund finished the month with a loss for the month of 2.27%, 2.15%, 2.04% and 2.10% for Series A, B, C and I Units, respectively.

December

In December, U.S. “fiscal cliff” negotiations dominated news headlines. Investors rotated from bonds into stocks on speculation the two U.S. political parties would ultimately reach a compromise budget deal by the end of the year. Meanwhile, in Japan, the Liberal Democratic Party (LDP) returned to power, pledging to lift the country out of a deflationary spiral with an aggressive fiscal stimulus plan and by pressuring the Bank of Japan to further weaken the yen.

The Japanese election was the primary driver of the Fund’s performance for the month. The Fund profited from both a short position in the depreciating Japanese yen and a long position in the surging Nikkei stock index. Elsewhere, the Fund benefited from its long exposure to other global stock indices which rallied on optimism over U.S. budget talks, although these gains were partly offset by losses from the related decline in bond prices. The Fund saw small losses in physical commodities, as choppy conditions prevailed in a number of markets. Overall, the Fund enjoyed a gain for the month of 1.49%, 1.62%, 1.74% and 1.68% for Series A, B, C and I Units, respectively.

2011

During the year ended December 31, 2011, the Fund experienced a net realized gain on futures and forwards trading of $1,328,808, a change in unrealized loss on futures and forwards trading of $1,928,084, and incurred brokerage commissions of $165,431, resulting in a net loss from futures and forwards trading of $764,707. The Fund’s expenses during the year ended December 31, 2011 were $540,969 in selling agent, custodial and servicing fees, $782,473 in offering expenses and $848,371 in administrative expenses. Offering and administrative expenses in the amount of $576,765 were waived. Additionally, the Fund incurred $1,071,424 in Trading Advisor management fees, $1,165,512 in Trading Advisor incentive fees, $43,765 in Cash Manager fees and $846,396 in General Partner fees. Interest income of $519,067 and net realized and change in unrealized loss on securities and certificates of deposit of $657,515, combined with Fund expenses resulted in net loss of $5,625,300 for the year ended December 31, 2011.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The General Partner of the Fund, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the 1934 Act) as of December 31, 2012 (“Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2012, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2012, the Fund’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The Fund itself has no directors or officers and has no employees. It is managed by the General Partner in its capacity as general partner. The Kenneth E. Steben Revocable Trust, dated January 29, 2008, (“Trust”) is the primary shareholder of the General Partner and Mr. Kenneth E. Steben is the sole trustee and beneficiary of the Trust. The principals, directors and executive officers of the General Partner are Kenneth E. Steben, Michael D. Bulley, Neil D. Menard, Carl A. Serger and Francine Rosenberger. Their respective biographies are set forth below.

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

Carl A. Serger is Chief Financial Officer and a Director. Mr. Serger joined the General Partner in December of 2009 and has been listed as a CFTC Principal of the General Partner since February 2, 2010. Mr. Serger, born in March 1960, graduated cum laude from Old Dominion University with a BS in Business Administration and has a Technology Management Certification from the California Institute of Technology. Prior to joining the General Partner, Mr. Serger was the CFO and Senior Vice President of Operations of Peracon, Inc., a software platform for institutional commercial real estate transactions from November 2007 through November 2009. From July 2007 to November 2007, he acted as an independent consultant to start-up companies in the financial services and technology industries. From January 2007 to July 2007, Mr. Serger was the CFO, Senior Vice President and Treasurer of Ebix, Inc., an international software company serving the financial services and insurance industries. From October 2006 through December 2006, he was President of Finetre Corporation, a division of Ebix, Inc. From December 1999 until its October 2006 acquisition by Ebix, Inc., Mr. Serger was the CFO, Senior Vice President and Treasurer of Finetre Corporation, a financial technology platform company providing services to major brokerage firms, banks and insurance companies. Mr. Serger holds a Series 28 FINRA license.

Francine Rosenberger is General Counsel. Ms. Rosenberger, born in October 1967, earned her Bachelor of Arts from Juniata College in 1989, and graduated magna cum laude, with a J.D., from The Columbus School of Law at Catholic University in 1995. Prior to joining the General Partner, Ms. Rosenberger was in the Investment Management practice at the law firm of K&L Gates from September 1995 until January 2013. At K&L Gates, Ms. Rosenberger specialized in the formation, structuring and operation of investment companies, ETFs, and commodity pools. She has been pending as a CFTC listed Principal of the General Partner since January 31, 2013.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires that reports of beneficial ownership of limited partner interests and changes in such ownership be filed with the SEC by Section 16 “reporting persons.” The Fund is required to disclose in this Annual Report on Form 10-K each reporting person whom it knows to have failed to file any required reports under Section 16(a) on a timely basis during the fiscal year ended December 31, 2012. During the fiscal year ended December 31, 2012, all reporting persons complied with all Section 16(a) filing requirements applicable to them.

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

As compensation for its services in managing the Fund, the General Partner earns the following compensation:

▪	General Partner Fee – each Series of Units, except for General Partner Units, incurs a monthly fee equal to 1/12th of 1.5% of the respective Series’ month-end net asset value, prorated for partial months and adjusted for weekly subscriptions and redemptions, and payable in arrears. During 2012 and 2011, the General Partner earned $912,982 and $846,396, respectively. Prior to May 1, 2011, the General Partner Fee was 1.1% per annum.

▪	Selling Agent Fees – the Series A Units incur a monthly fee equal to 1/12th of 2% of their month-end net asset value, prorated for partial months and adjusted for weekly subscriptions and redemptions, and payable in arrears. The General Partner pays to the selling agents an upfront fee of 2% of the aggregate subscription amount for the Series A Units. Beginning in the 13th month, the General Partner pays the selling agents a monthly fee in arrears equal to 1/12th of 2% of the outstanding Series A Unit’s month-end net asset value. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner. During 2012 and 2011, the General Partner earned $449,067 and $423,469, respectively.

▪	Broker Dealer Servicing Fee – the Series A Units incur a monthly fee equal to 1/12th of 0.15% of their month-end net asset value, prorated for partial months and adjusted for weekly subscriptions and redemptions. The Series B Units which are not subject to a broker dealer custodial fee incur a monthly fee equal to 1/12th of 0.6% of their month-end net asset value, prorated for partial months and adjusted for weekly subscriptions and redemptions. These fees are payable in arrears to the selling agents by the General Partner. Where the General Partner acts as the selling agent, it retains these fees. During 2012 and 2011, the General Partner earned $43,682 and $41,818, respectively.

▪	Broker Dealer Custodial Fee – the Series B Units that are held by broker dealers who act as the custodian for Series B Units for the benefit of the limited partners incur a fee equal to 1/12th of 0.6% of their month-end net asset value, prorated for partial months and adjusted for weekly subscriptions and redemptions. These fees are payable to the selling agents by the General Partner. During 2012 and 2011, the General Partner earned $62,524 and $75,682, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

At February 28, 2013, no person or group is known to have been the beneficial owner of more than 5% of the Units.

At February 28, 2013, the General Partner had an investment in the Fund of $800,614 (7,460.6309 units), and the directors, executive officers and principals of the General Partner beneficially owned Series I Units as follows:

Name	Units Owned	Value of Units	Percentage of Limited Partnership
Carl A. Serger	424.9689	$41,727	0.09%
Michael D. Bulley	211.7543	20,792	0.04%
Neil D. Menard	79.0719	7,764	0.02%
	715.7951	$70,283	0.15%

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

Item 14. Principal Accountant Fees and Services

The following table sets forth the fees billed to the Fund for professional audit services provided by McGladrey LLP (formerly known as McGladrey & Pullen, LLP), the Fund’s independent registered public accountant, for the audits of the Fund’s annual financial statements for the years ended December 31, 2012 and 2011, and fees billed for other professional services rendered by McGladrey LLP and RSM McGladrey, Inc. (formerly an associated entity that McGladrey LLP acquired on December 1, 2011) (collectively “McGladrey”) during those years.

Fee Category	2012	2011
Audit fees(1)	$92,500	$121,000
Audit-related fees	--	--
Tax fees(2)	14,000	14,000
All other fees	--	--
Total fees	$106,500	$135,000

(1)	Audit fees consist of fees for professional services rendered for the audit of the Fund’s financial statements and review of financial statements included in the Fund’s quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.

(2)	Tax fees consist of fees for the preparation of original tax returns.

The General Partner’s Board of Directors pre-approves all audit and permitted non-audit services of the Fund’s independent accountants, including all engagement fees and terms. The General Partner’s Board of Directors approved all the services provided by McGladrey during 2012 and 2011 to the Fund described above. The General Partner’s Board of Directors has determined that the payments made to McGladrey for these services during 2012 and 2011 are compatible with maintaining that firm’s independence.

PART IV

Item 15: Exhibits and Financial Statements Schedules

Financial Statements

Seneca Global Fund, L.P.

Report of Independent Registered Public Accounting Firm

Statements of Financial Condition as of December 31, 2012 and 2011

Condensed Schedule of Investments as of December 31, 2012

Condensed Schedule of Investments as of December 31, 2011

Statements of Operations for the Years Ended December 31, 2012 and 2011

Statements of Cash Flows for the Years Ended December 31, 2012 and 2011

Statements of Changes in Partners’ Capital (Net Asset Value) for the Years Ended December 31, 2012 and 2011

Notes to Financial Statements

Exhibits.

The following exhibits are filed herewith or incorporated by reference.

Exhibit Number	Description of Document
1.1*	Form of Selling Agreement
4.1****	Form of Fourth Amended and Restated Limited Partnership Agreement
9.1***	Delaware Amended and Restated Certificate of Limited Partnership
10.1****	Form of Subscription Agreement
10.5**	Third Amended and Restated Trading Advisory Agreement with Aspect Capital Ltd.
10.6**	Trading Advisory Agreement with Estlander & Partners Ltd.
10.7**	Trading Advisory Agreement with Blackwater Capital Management, LLC
10.8	Trading Advisory Agreement with Quantitative Investment Management, LLC
31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.01	Section 1350 Certification of Principal Executive Officer
32.02	Section 1350 Certification of Principal Financial Officer

* Previously filed on May 23, 2008 as an exhibit to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 (Reg. No. 333-148049), and incorporated herein by reference.

** Previously filed on April 19, 2011 as an exhibit to the Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 (Reg. No. 333-148049).

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

Name	Title	Date

/s/ Kenneth E. Steben	President, Chief Executive Officer and Director	March 28, 2013
Kenneth E. Steben	of the General Partner

/s/ Carl A. Serger	Chief Financial Officer and Director	March 28, 2013
Carl A. Serger	of the General Partner

/s/ Michael Bulley	Senior Vice President, Research & Risk Management	March 28, 2013
Michael D. Bulley	and Director of the General Partner

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENECA GLOBAL FUND, L.P.

Dated March 28, 2013	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner

Report of Independent Registered Public Accounting Firm

To the Partners of

Seneca Global Fund, L.P.

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of Seneca Global Fund, L.P. (formerly Aspect Global Diversified Fund LP), (the “Fund”) as of December 31, 2012 and 2011, and the related statements of operations, cash flows, and changes in partners’ capital (net asset value) for the years then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seneca Global Fund, L.P. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Chicago, Illinois

March 28, 2013

Seneca Global Fund, L.P.

Statements of Financial Condition

December 31, 2012 and 2011

	2012	2011
Assets
Equity in broker trading accounts
Cash	$19,020,911	$15,373,302
Net unrealized gain on open futures contracts	976,962	1,184,851
Net unrealized gain on open forward currency contracts	48,214	18,907
Total equity in broker trading accounts	20,046,087	16,577,060
Cash and cash equivalents	3,097,899	3,134,401
Investments in securities, at fair value	25,671,557	44,281,549
Certificates of deposit, at fair value	2,306,370	2,951,285
Total assets	$51,121,913	$66,944,295

Liabilities and Partners’ Capital (Net Asset Value) Liabilities
Trading Advisor management fees payable	$56,624	$78,262
Commissions and other trading fees payable on open contracts	8,669	9,096
Cash Manager fees payable	13,574	16,476
General Partner fee payable	62,439	80,898
Selling Agent fees payable – General Partner	29,451	39,572
Administrative expenses payable – General Partner	40,089	51,851
Offering expenses payable – General Partner	30,206	40,449
Broker dealer custodial fee payable – General Partner	3,885	6,169
Broker dealer servicing fee payable – General Partner	2,927	3,715
Redemptions payable	634,037	528,168
Subscriptions received in advance	236,268	1,426,321
Total liabilities	1,118,169	2,280,977

Partners’ Capital (Net Asset Value)
General Partner Units – 7,460.6309 and 6,484.1437 units outstanding at
December 31, 2012 and 2011, respectively	782,908	776,710
Series A Units – 236,423.1119 and 269,518.2687 units outstanding
at December 31, 2012 and 2011, respectively	17,300,439	23,528,145
Series B Units – 110,409.9497 and 140,857.9391 units outstanding
at December 31, 2012 and 2011, respectively	9,133,773	13,684,883
Series C Units – 17,608.2983 and 0 units outstanding at
December 31, 2012 and 2011, respectively	1,604,266	--
Series I Units – 219,781.2927 and 237,052.9763 units outstanding
at December 31, 2012 and 2011, respectively	21,182,358	26,673,580
Total partners’ capital (net asset value)	50,003,744	64,663,318
Total liabilities and partners’ capital (net asset value)	$51,121,913	$66,944,295

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments

December 31, 2012

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$125,000	1/15/13	U.S. Treasury Note	1.38%	$125,850	0.25%
300,000	2/15/13	U.S. Treasury Note	1.38%	302,015	0.60%
25,000	2/28/13	U.S. Treasury Note	0.63%	25,075	0.05%
700,000	5/31/13	U.S. Treasury Note	3.50%	711,897	1.43%
400,000	6/30/13	U.S. Treasury Note	3.38%	406,444	0.81%
250,000	7/15/13	U.S. Treasury Note	1.00%	252,311	0.50%
800,000	7/31/13	U.S. Treasury Note	3.38%	826,205	1.66%
500,000	8/15/13	U.S. Treasury Note	4.25%	520,663	1.04%
500,000	8/15/13	U.S. Treasury Note	0.75%	503,291	1.01%
400,000	11/15/13	U.S. Treasury Note	0.50%	401,369	0.80%
250,000	12/15/13	U.S. Treasury Note	0.75%	251,416	0.50%
400,000	12/31/13	U.S. Treasury Note	0.13%	399,751	0.80%
500,000	2/28/14	U.S. Treasury Note	1.88%	512,827	1.03%
250,000	3/31/14	U.S. Treasury Note	1.75%	255,874	0.51%
Total U.S. Treasury securities (cost: $5,544,968)				5,494,988	10.99%

U.S. Government Sponsored Enterprise Notes
Face Value	Maturity Date	Name	Yield[1]
$200,000	1/16/13	Federal Home Loan Bank	1.50%	201,482	0.40%
200,000	1/29/13	Federal Home Loan Bank	0.38%	200,355	0.40%
250,000	8/9/13	Federal National Mortgage Assoc.	0.50%	250,975	0.51%
Total U.S. government sponsored enterprise notes (cost: $656,328)				652,812	1.31%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$150,000	1/8/13	BMW US Capital, LLC	0.17%	149,995	0.30%
Banks
200,000	2/19/13	HSBC USA Inc.	0.25%	199,932	0.40%
250,000	1/30/13	Mizuho Funding LLC	0.24%	249,952	0.50%
Diversified Financial Services
250,000	1/4/13	ING (U.S.) Funding LLC	0.25%	249,995	0.50%
120,000	1/22/13	UOB Funding LLC	0.18%	119,987	0.24%
Energy
250,000	1/16/13	Devon Energy Corporation	0.28%	249,971	0.50%
250,000	1/2/13	NextEra Energy Capital Holdings, Inc.	0.42%	249,997	0.50%
250,000	2/19/13	Oglethorpe Power Corp.	0.22%	249,925	0.50%
305,000	1/14/13	ONEOK, Inc.	0.40%	304,956	0.61%
Total U.S. commercial paper (cost: $2,024,306)				2,024,710	4.05%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

December 31, 2012

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$250,000	2/1/13	DBS Bank Ltd.	0.89%	$249,982	0.50%
250,000	1/3/13	Sumitomo Mitsui Banking Corporation	0.20%	249,997	0.50%
Diversified Financial Services
200,000	1/17/13	Toyota Credit Canada Inc.	0.22%	199,980	0.40%
Energy
250,000	2/4/13	GDF Suez	0.24%	249,943	0.50%
Household Products
250,000	3/5/13	Reckitt Benckiser Treasury Services PLC	0.75%	249,898	0.50%
Multinational
250,000	2/15/13	Corporacion Andina de Fomento	0.24%	249,925	0.50%
Total foreign commercial paper (cost: $1,445,492)				1,449,725	2.90%

Total commercial paper (cost: $3,469,798)				3,474,435	6.95%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$600,000	12/2/13	United Technologies	0.58%	601,931	1.21%
Agriculture
200,000	3/1/13	Archer-Daniels-Midland Company	7.13%	206,845	0.41%
Apparel
75,000	8/23/13	V.F. Corporation	1.06%	75,452	0.15%
Automotive
450,000	7/31/15	Daimler Finance North America LLC	1.30%	455,047	0.92%
Banks
200,000	1/30/14	Bank of America	1.73%	202,286	0.40%
9,000	4/1/14	Citigroup Inc.	1.29%	9,040	0.02%
150,000	2/7/14	Goldman Sachs	1.31%	150,736	0.30%
450,000	5/2/14	JPMorgan Chase & Co.	1.06%	453,285	0.92%
200,000	1/9/14	Morgan Stanley	0.65%	198,893	0.40%
200,000	10/30/13	U.S. Bancorp	1.13%	201,676	0.40%
250,000	8/12/13	UBS AG (USA)	2.25%	254,563	0.51%
Beverages
450,000	7/14/14	Anheuser-Busch InBev Worldwide Inc.	0.71%	452,402	0.91%
300,000	8/15/13	Coca-Cola Enterprises, Inc.	5.00%	314,237	0.63%
Biotechnology
175,000	12/1/14	Gilead Sciences, Inc.	2.40%	180,827	0.36%
Computers
225,000	5/30/14	Hewlett-Packard Company	0.71%	220,657	0.44%
100,000	9/19/14	Hewlett-Packard Company	1.86%	99,150	0.20%
Diversified Financial Services
250,000	5/8/14	American Honda Finance Corp.	0.76%	251,332	0.50%
200,000	8/11/15	American Honda Finance Corp.	1.00%	201,736	0.40%
200,000	5/24/13	BlackRock, Inc.	0.61%	200,343	0.40%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

December 31, 2012

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Diversified Financial Services (continued)
$45,000	4/1/14	Caterpillar Financial Services Corp.	0.65%	$45,246	0.09%
250,000	2/9/15	Caterpillar Financial Services Corp.	0.66%	251,331	0.50%
200,000	4/7/14	General Electric Capital Corporation	0.98%	201,538	0.40%
300,000	4/5/13	PACCAR Financial Corp.	0.67%	300,496	0.60%
225,000	4/14/14	SSIF Nevada, Limited Partnership	1.04%	226,767	0.45%
200,000	10/11/13	Toyota Motor Credit Corp.	0.80%	201,047	0.40%
275,000	2/17/15	Toyota Motor Credit Corp.	1.00%	277,882	0.56%
Energy
225,000	12/13/13	Occidental Petroleum Corporation	1.45%	227,521	0.46%
100,000	4/15/13	PSEG Power LLC	2.50%	101,105	0.20%
Healthcare
230,000	3/1/14	Roche Holdings, Inc.	5.00%	245,448	0.49%
Household Products
250,000	8/15/14	Procter & Gamble	0.70%	252,266	0.50%
Insurance
100,000	1/10/14	Berkshire Hathaway Finance Corp.	0.68%	100,486	0.20%
300,000	2/11/13	Berkshire Hathaway Inc.	0.74%	300,524	0.60%
100,000	5/8/13	Jackson National Life Global Funding	5.38%	102,513	0.21%
200,000	4/4/14	MetLife Institutional Funding II	1.25%	202,319	0.40%
200,000	4/22/13	Monumental Global Funding III	5.50%	204,968	0.41%
200,000	4/15/13	Pacific Life Global Funding	5.15%	204,832	0.41%
200,000	9/27/13	Pricoa Global Funding I	0.51%	200,122	0.40%
Manufacturing
435,000	6/21/13	Danaher Corporation	0.56%	435,488	0.87%
275,000	10/9/15	General Electric Company	0.85%	276,499	0.55%
Media
100,000	4/30/15	NBC Universal Media, LLC	3.65%	107,018	0.21%
100,000	7/1/13	Time Warner Cable Inc.	6.20%	105,845	0.21%
150,000	12/1/14	Walt Disney	0.88%	151,357	0.30%
200,000	12/1/15	Walt Disney	0.45%	199,095	0.40%
Pharmaceutical
200,000	11/6/15	AbbVie Inc.	1.07%	202,646	0.41%
150,000	2/12/15	Express Scripts Holding Company	2.10%	154,013	0.31%
100,000	3/1/13	McKesson Corporation	5.25%	102,495	0.20%
225,000	2/10/14	Novartis Capital Corporation	4.13%	237,644	0.48%
Retail
225,000	7/18/14	Target	0.49%	225,895	0.45%
200,000	8/1/13	Walgreen Co.	4.88%	208,996	0.42%
225,000	4/15/14	Wal-Mart Stores, Inc.	1.63%	229,494	0.46%
Telecommunication
225,000	2/13/15	AT&T Inc.	0.88%	226,810	0.45%
110,000	3/14/14	Cisco Systems, Inc.	0.56%	110,330	0.22%
270,000	3/28/14	Verizon Communications Inc.	0.92%	271,626	0.54%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

December 31, 2012

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Transportation
$200,000	1/15/13	United Parcel Service, Inc.	4.50%	$204,437	0.41%
Total U.S. corporate notes (cost: $11,858,249)				11,826,537	23.65%

Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Automotive
$300,000	4/1/14	Volkswagen International Finance N.V.	0.97%	301,733	0.60%
Banks
200,000	6/28/13	Bank of Montreal	2.13%	201,732	0.40%
225,000	4/14/14	Danske Bank A/S	1.39%	222,058	0.44%
250,000	1/18/13	HSBC Bank PLC	0.72%	250,423	0.50%
450,000	3/15/13	ING Bank N.V.	1.36%	450,931	0.91%
250,000	6/17/13	KfW Bankengruppe	0.22%	250,032	0.50%
225,000	4/11/14	National Australia Bank Ltd	1.07%	226,942	0.45%
300,000	2/4/13	Rabobank Nederland	0.46%	300,204	0.60%
270,000	7/26/13	Toronto-Dominion Bank	0.49%	270,466	0.54%
400,000	11/14/14	Canadian Natural Resources Ltd	1.45%	406,470	0.81%
225,000	3/25/13	Shell International Finance B.V.	1.88%	226,929	0.45%
Multinational
200,000	8/1/13	International Finance Corporation	0.33%	200,456	0.40%
Pharmaceutical
200,000	3/28/13	Sanofi	0.51%	200,154	0.40%
210,000	3/28/14	Sanofi	0.62%	210,799	0.42%
500,000	3/17/15	Takeda Pharmaceutical Co Ltd	1.03%	503,456	1.02%
Total foreign corporate notes (cost: $4,226,608)				4,222,785	8.44%
Total corporate notes (cost: $16,084,857)				16,049,322	32.09%

Total investments in securities (cost: $25,755,951)				$25,671,557	51.34%

CERTIFICATES OF DEPOSIT
U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$250,000	1/28/13	Banco del Estado de Chile (NY)	0.60%	$250,702	0.50%
100,000	8/15/13	Bank of Montreal (NY)	0.51%	100,228	0.21%
250,000	2/11/13	Bank of Tokyo-Mitsubishi UFJ, Ltd. (NY)	0.49%	250,547	0.50%
250,000	7/26/13	BB&T	0.48%	250,862	0.50%
200,000	7/25/13	Credit Suisse (NY)	0.82%	200,286	0.40%
250,000	3/1/13	Mizuho Corporate Bank (NY)	0.46%	250,467	0.50%
250,000	2/8/13	Norinchukin Bank (NY)	0.52%	250,584	0.50%
250,000	3/1/13	PNC Bank	0.41%	250,164	0.50%
250,000	1/14/13	Standard Chartered Bank	0.57%	250,695	0.50%
Total U.S. certificates of deposit (cost: $2,049,739)				2,054,535	4.11%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

December 31, 2012

Description	Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$250,000	4/11/13	Sumitomo Mitsui Bank	0.80%	$251,835	0.50%

Total foreign certificates of deposit (cost: $250,000)	251,835	0.50%
Total certificates of deposit (cost: $2,299,739)	$2,306,370	4.61%

OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
Agricultural commodities	$(13,337)	(0.03)%
Currencies	72,972	0.15%
Energy	57,491	0.11%
Equity indices	42,112	0.09%
Interest rate instruments	(31,978)	(0.06)%
Metals	923	0.00%
Net unrealized gain on open long U.S. futures contracts	128,183	0.26%

Short U.S. Futures Contracts
Agricultural commodities	288,921	0.58%
Currencies	145,952	0.29%
Energy	(42,018)	(0.09)%
Equity indices	(42,347)	(0.08)%
Interest rate instruments	(60,365)	(0.12)%
Metals	(158,744)	(0.32)%
Net unrealized gain on open short U.S. futures contracts	131,399	0.26%

Total U.S. futures contracts - net unrealized gain on open U.S. futures contracts	259,582	0.52%

Long Foreign Futures Contracts
Agricultural commodities	(2,440)	(0.00)%
Currencies	186,709	0.37%
Equity indices	465,922	0.93%
Interest rate instruments	171,880	0.34%
Net unrealized gain on open long foreign futures contracts	822,071	1.64%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

December 31, 2012

Description	Fair Value	% of Partners' Capital (Net Asset Value)
Short Foreign Futures Contracts
Agricultural commodities	$17,884	0.04%
Equity indices	(88,539)	(0.18)%
Interest rate instruments	(34,036)	(0.07)%
Net unrealized loss on open short foreign futures contracts	(104,691)	(0.21)%

Total foreign futures contracts - net unrealized gain on open foreign futures contracts	717,380	1.43%

Net unrealized gain on open futures contracts	$976,962	1.95%

OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long	$(43,894)	(0.09)%
Short	(84)	(0.00)%
Net unrealized loss on open U.S. forward currency contracts	(43,978)	(0.09)%

Foreign Forward Currency Contracts
Long	128,635	0.25%
Short	(36,443)	(0.07)%
Net unrealized gain on open foreign forward currency contracts	92,192	0.18%

Net unrealized gain on open forward currency contracts	$48,214	0.10%

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

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

December 31, 2011

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Banks (continued)
$300,000	12/12/12	Royal Bank of Canada	0.69%	$300,424	0.46%
250,000	3/8/13	Royal Bank of Canada	0.69%	250,168	0.39%
200,000	5/11/12	Royal Bank of Scotland PLC	2.63%	202,009	0.31%
270,000	7/26/13	Toronto-Dominion Bank	0.60%	269,910	0.42%
190,000	11/1/13	Toronto-Dominion Bank	0.89%	190,674	0.29%
100,000	12/14/12	Westpac Banking Corporation	1.90%	101,010	0.16%
250,000	3/31/14	Westpac Banking Corporation	1.31%	250,735	0.39%
Energy
425,000	3/10/12	BP Capital Markets P.L.C.	3.13%	431,049	0.67%
225,000	3/25/13	Shell International Finance B.V.	1.88%	230,317	0.36%
Mining
250,000	3/29/12	BHP Billiton Finance (USA) Limited	5.13%	256,031	0.40%
Pharmaceuticals
550,000	3/28/13	Sanofi	0.77%	550,570	0.85%
210,000	3/28/14	Sanofi	0.88%	209,726	0.32%
450,000	3/21/14	Teva Pharmaceutical Finance III BV	1.07%	447,533	0.69%
Telecommunications
175,000	2/27/12	Vodafone Group PLC	0.79%	175,150	0.27%
Total foreign corporate notes (cost: $8,097,611)				8,002,845	12.38%

Total corporate notes (cost: $28,397,576)				27,936,271	43.19%

Total investment in securities (cost: $44,804,700)				$44,281,549	68.55%

CERTIFICATES OF DEPOSIT
U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$250,000	1/17/12	Bank of Tokyo-Mitsubishi (NY)	0.36%	$250,444	0.39%
250,000	4/4/12	Deutsche Bank Aktiengesellschaft (NY)	0.45%	250,609	0.39%
200,000	11/13/12	Nordea Bank Finland PLC (NY)	0.65%	199,168	0.31%
250,000	3/1/13	PNC Bank	0.63%	248,172	0.38%
250,000	2/3/12	Shizuoka Bank, Ltd. (NY)	0.49%	250,234	0.39%
300,000	4/25/12	UBS AG (NY)	0.55%	301,003	0.47%
250,000	5/3/12	Westpac Banking Corp. (NY)	0.40%	250,669	0.39%
Total U.S. certificates of deposit (cost: $1,749,630)				1,750,299	2.72%

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

Seneca Global Fund, L.P.

Statements of Operations

Years Ended December 31, 2012 and 2011

	2012	2011
Trading Loss from Futures and Forwards Trading
Net realized gain (loss)	$(6,587,850)	$1,328,808
Net change in unrealized loss	(178,582)	(1,928,084)
Brokerage commissions and trading expenses	(207,526)	(165,431)
Net loss from futures and forwards trading	(6,973,958)	(764,707)

Net Investment Loss
Income (loss)
Interest income	618,426	519,067
Net realized and change in unrealized loss on securities and certificates of deposit	(22,383)	(657,515)
Total income (loss)	596,043	(138,448)
Expenses
Trading Advisor management fees	859,607	1,071,424
Trading Advisor incentive fees	73,650	1,165,512
Cash Manager fees	45,503	43,765
General Partner fee	912,982	846,396
Selling Agent fees – General Partner	449,067	423,469
Broker dealer custodial fee – General Partner	62,524	75,682
Broker dealer servicing fee – General Partner	43,682	41,818
Administrative expenses – General Partner	791,912	848,371
Offering expenses – General Partner	537,508	782,473
Total expenses	3,776,435	5,298,910
Administrative and offering expenses waived	(292,441)	(576,765)
Net total expenses	3,483,994	4,722,145
Net investment loss	(2,887,951)	(4,860,593)
Net Loss	$(9,861,909)	$(5,625,300)

	Series A	Series B	Series C	Series I	General Partner
Year Ended December 31, 2012
Decrease in net asset value per unit for the year	$(14.12)	$(14.42)	$(8.89)	$(16.14)	$(14.85)
Net loss per unit
(based on weighted average number of units outstanding during the year)	$(14.21)	$(14.43)	$(9.50)	$(16.46)	$(14.14)
Weighted average number of units outstanding	267,442.0107	128,975.7858	21,493.9442	237,093.9486	6,634.3725

Year Ended December 31, 2011
Decrease in net asset value per unit for the year	$(9.31)	$(8.62)	$--	$(9.28)	$(7.08)
Net loss per unit
(based on weighted average number of units outstanding during the year)	$(10.21)	$(9.00)	$--	$(9.89)	$(6.30)
Weighted average number of units outstanding	219,638.5625	135,842.8268	--	215,115.4886	5,256.2726

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Statements of Cash Flows

Years Ended December 31, 2012 and 2011

	2012	2011
Cash flows from operating activities
Net loss	$(9,861,909)	$(5,625,300)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Net change in unrealized loss from futures and forwards trading	178,582	1,928,084
Purchases of securities and certificates of deposit	(78,189,227)	(93,779,468)
Proceeds from disposition of securities and certificates of deposit	97,421,751	45,889,119
Net realized and change in unrealized loss in securities and certificates of deposit	22,383	657,515
Changes in
Trading Advisor management fees payable	(21,638)	(233,506)
Trading Advisor incentive fees payable	--	(582,381)
Commissions and other trading expenses payable on open contracts	(427)	6,101
Cash Manager fees payable	(2,902)	16,476
General Partner fee payable	(18,459)	31,561
Selling Agent fees payable – General Partner	(10,121)	12,429
Administrative expenses payable – General Partner	(11,762)	9,124
Offering expenses payable – General Partner	(10,243)	6,810
Broker dealer custodial fee payable – General Partner	(2,284)	(5)
Broker dealer servicing fee payable – General Partner	(788)	1,040
Net cash provided by (used in) operating activities	9,492,956	(51,662,401)

Cash flows from financing activities
Subscriptions	10,458,743	19,151,862
Subscriptions received in advance	236,268	1,426,321
Redemptions	(16,576,860)	(4,459,338)
Net cash provided by (used in) financing activities	(5,881,849)	16,118,845

Net increase (decrease) in cash and cash equivalents	3,611,107	(35,543,556)
Cash and cash equivalents, beginning of year	18,507,703	54,051,259
Cash and cash equivalents, end of year	$22,118,810	$18,507,703

End of year cash and cash equivalents consists of
Cash in broker trading accounts	$19,020,911	$15,373,302
Cash and cash equivalents	3,097,899	3,134,401
Total end of year cash and cash equivalents	$22,118,810	$18,507,703

Supplemental disclosure of cash flow information
Prior year redemptions paid	$528,168	$35,507
Prior year subscriptions received in advance	$1,426,321	$2,536,859

Supplemental schedule of non-cash financing activities
Redemptions payable	$634,037	$528,168

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Statements of Changes in Partners’ Capital (Net Asset Value)

Years Ended December 31, 2012 and 2011

	Series A		Series B		Series C		Series I		General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Balance at December 31, 2010	165,574.3151	$15,995,450	126,655.8355	$13,396,321	--	$--	193,350.1543	$23,550,313	4,806.7772	$609,812	$53,551,896
Net loss		(2,243,265)		(1,222,177)		--		(2,126,756)		(33,102)	(5,625,300)
Subscriptions	120,665.9516	11,371,595	26,568.8033	2,746,801	--	--	61,518.0207	7,370,325	1,677.3665	200,000	21,688,721
Redemptions	(15,753.6535)	(1,501,212)	(12,808.5003)	(1,280,101)	--	--	(18,198.6238)	(2,170,686)	--	--	(4,951,999)
Transfers	(968.3445)	(94,423)	441.8006	44,039	--	--	383.4251	50,384	--	--	--
Balance at December 31, 2011	269,518.2687	23,528,145	140,857.9391	13,364,883	--	--	237,052.9763	26,673,580	6,484.1437	776,710	64,663,318
Net loss		(3,800,935)		(1,860,635)		(204,144)		(3,902,393)		(93,802)	(9,861,909)
Subscriptions	59,216.2684	4,946,554	21,540.8820	1,991,377	--	--	44,704.5158	4,847,133	976.4872	100,000	11,885,064
Redemptions	(61,766.3450)	(4,896,275)	(52,661.7227)	(4,740,545)	(6,911.7476)	(642,068)	(61,634.9856)	(6,403,841)	--	--	(16,682,729)
Transfers	(30,545.0802)	(2,477,050)	672.8513	58,693	24,520.0459	2,450,478	(341.2138)	(32,121)	--	--	--
Balance at December 31, 2012	236,423.1119	$17,300,439	110,409.9497	$9,133,773	17,608.2983	$1,604,266	219,781.2927	$21,182,358	7,460.6309	$782,908	$50,003,744

	Series A	Series B	Series C	Series I	General Partner
December 31, 2012	$73.18	$82.73	$91.11	$96.38	$104.94
December 31, 2011	87.30	97.15	--	112.52	119.79
December 31, 2010	96.61	105.77	--	121.80	126.87

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

Revenue Recognition

Futures, options on futures, forward currency contracts, investments in securities, and certificates of deposit are recorded on a trade date basis, and gains or losses are realized when contracts/positions are liquidated. Realized gains and losses on investments in securities and certificates of deposit are determined on a specific identification basis and are included in net realized and change in unrealized gain (loss) in the statements of operations. Unrealized gains and losses on open contracts (the difference between contract trade price and fair value) are reported in the statements of financial condition as net unrealized gain or loss, as there exists a right of offset of any unrealized gains or losses. The difference between cost and the fair value of open investments in securities and certificates of deposit is reflected as unrealized gain or loss on investments in securities and certificates of deposit. Any change in net unrealized gain or loss on from the preceding period is reported in the statements of operations. Interest income earned on investments in securities, certificates of deposit and other cash and cash equivalent balances is recorded on an accrual basis.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the years ended December 31, 2012 and 2011, there were no such transfers between levels.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through December 31, 2012. With few exceptions, the Fund is no longer subject to U.S. or state and local income tax examinations by tax authorities for years before 2009.

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

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At December 31, 2012
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$976,962	$--	$976,962
Net unrealized gain on open forward currency contracts*	--	48,214	48,214
Cash and cash equivalents:
Money market fund	919,650	--	919,650
Investments in securities:
U.S. Treasury securities*	5,494,988	--	5,494,988
U.S. government sponsored enterprise notes*	--	652,812	652,812
Commercial paper*	--	3,474,435	3,474,435
Corporate notes*	--	16,049,322	16,049,322
Certificates of deposit*	--	2,306,370	2,306,370
Total	$7,391,600	$22,531,153	$29,922,753

*See the condensed schedule of investments for further description.

At December 31, 2011
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$1,184,851	$--	$1,184,851
Net unrealized gain on open forward currency contracts*	--	18,907	18,907
Cash and cash equivalents:
Money market fund	1,013,019	--	1,013,019
Investments in securities:
U.S. Treasury securities*	3,429,929	--	3,429,929
U.S. government sponsored enterprise notes*	--	4,989,359	4,989,359
Foreign government sponsored enterprise notes*	--	657,305	657,305
Commercial paper*	--	7,268,685	7,268,685
Corporate notes*	--	27,936,271	27,936,271
Certificates of deposit*	--	2,951,285	2,951,285
Total	$5,627,799	$43,821,812	$49,449,611

*See the condensed schedule of investments for further description.

There were no Level 3 holdings at December 31, 2012 and 2011, or during the years then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At December 31, 2012 and 2011, the Fund’s derivative contracts had the following impact on the statements of financial condition:

Statements of Financial Condition Location	Assets	Liabilities	Net
Equity in broker trading accounts
Net unrealized gain on open futures contracts
Agricultural commodities	$339,653	$(48,625)	$291,028
Currencies	597,174	(191,541)	405,633
Energy	131,493	(116,020)	15,473
Equity indices	646,801	(269,653)	377,148
Interest rate instruments	345,546	(300,045)	45,501
Metals	246,578	(404,399)	(157,821)
Net unrealized gain on open futures contracts	$2,307,245	$(1,330,283)	$976,962

Net unrealized gain on open forward currency contracts	$228,448	$(180,234)	$48,214

At December 31, 2012, there were 3,605 open futures contracts and 191 open forward currency contracts.

December 31, 2011	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net
Equity in broker trading accounts
Net unrealized gain on open futures contracts
Agricultural commodities	$224,779	$(453,902)	$(229,123)
Currencies	663,637	(112,061)	551,576
Energy	251,099	(40,907)	210,192
Equity indices	222,185	(30,600)	191,585
Interest rate instruments	899,598	(256,943)	642,655
Metals	223,462	(405,496)	(182,034)
Net unrealized gain on open futures contracts	$2,484,760	$(1,299,909)	$1,184,851

Net unrealized gain on open forward currency contracts	$71,863	$(52,956)	$18,907

At December 31, 2011, there were 3,745 open futures contracts and 83 open forward currency contracts.

For the years ended December 31, 2012 and 2011, the Fund’s futures and forward currency contracts had the following impact on the statements of operations:

	2012		2011
Types of Exposure	Net realized gain (loss)	Net change in unrealized loss	Net realized gain (loss)	Net change in unrealized loss
Futures contracts
Agricultural commodities	$(1,022,728)	$520,151	$(1,621,455)	$(1,145,486)
Currencies	(683,922)	(145,943)	(1,749,120)	549,901
Energy	(770,805)	(194,719)	(263,343)	6,793
Equity indices	(2,531,797)	185,563	(2,681,334)	38,839
Interest rate instruments	1,347,221	(597,154)	3,878,754	694,501
Metals	(2,468,297)	24,213	1,457,226	(1,114,219)
Total futures contracts	(6,130,328)	(207,889)	(979,272)	(969,671)

Forward currency contracts	(479,865)	29,307	2,486,150	(958,413)

Total futures and forward currency contracts	$(6,610,193)	$(178,582)	$1,506,878	$(1,928,084)

For the years ended December 31, 2012 and 2011, the number of futures contracts closed was 51,295 and 39,781, respectively, and the number of forward currency contracts closed was 4,013 and 6,239, respectively.

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

At December 31, 2012 and 2011, the General Partner had an investment of 7,460.6309 units valued at $ 782,908, and 6,484.1437 units valued at $776,710, respectively.

The General Partner earns the following compensation:

▪	General Partner Fee – each Series of Units, other than General Partner Units, incurs a monthly fee equal to 1/12th of 1.5% of the respective Series’ month-end net asset value, prorated for partial months and adjusted for weekly subscriptions and redemptions, and payable in arrears. Prior to May 1, 2011, the General Partner fee was 1.1% per annum.

▪	Selling Agent Fees – the General Partner charges Series A Units a monthly fee equal to 1/12th of 2% of the outstanding Series A Units’ month-end net asset value, prorated for partial months and adjusted for weekly subscriptions and redemptions, and payable in arrears. The General Partner pays to the selling agents an upfront fee of 2% of the aggregate subscription amount for the sale of Series A Units. Beginning in the 13th month, the General Partner pays the selling agents a monthly fee in arrears equal to 1/12th of 2.00% of the outstanding Series A Units’ month-end net asset value, prorated for partial months and adjusted for weekly subscriptions and redemptions. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fee are retained by the General Partner.

▪	Broker Dealer Servicing Fee – the General Partner charges Series A Units a monthly fee equal to 1/12th of 0.15% of their month-end net asset value, prorated for partial months and adjusted for weekly subscriptions and redemptions. The Series B Units which are not subject to a broker dealer custodial fee incur a monthly fee equal to 1/12th of 0.6% of their month-end net asset value, prorated for partial months and adjusted for weekly subscriptions and redemptions. These fees are payable in arrears to the selling agents by the General Partner. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fee are retained by the General Partner.

▪	Broker Dealer Custodial Fee – the General Partner charges Series B Units that are held by broker dealers who act as custodian for Series B Units for the benefit of the limited partners, a monthly fee to such broker dealers equal to 1/12th of 0.6% of the outstanding Series B Units’ month-end net asset value, prorated for partial months and adjusted for weekly subscriptions and redemptions. These fees are payable in arrears to the selling agents by the General Partner.

5.	Trading Advisors and Cash Managers

Effective May 1, 2011, the Fund uses mulitple trading advisors. Trading advisor management fees range from 0% to 1.5% per annum of each trading advisors’ respective trading level (as defined in each respective advisory agreement) and trading advisor incentive fees equal to 20% to 30% of net new trading profits (as defined in each respective advisory agreement). Prior to May 1, 2011, the Fund used a single trading advisor, which charged the Fund a management fee of 2% per annum of the Fund’s trading level (as defined in the advisory agreement) and an incentive fee, payable quarterly, equal to 20% of net new trading profits (as defined in the advisory agreement).

Effective April 2011, the Fund engaged J.P. Morgan Investment Management, Inc. and Principal Global Investors, LLC (collectively, the “Cash Managers”) to provide cash management services to the Fund. The Fund incurs monthly fees, payable in arrears to the Cash Managers, equal to approximately 1/12th of 0.10% of the investments in securities and certificates of deposit.

6.	Deposits with Brokers

To meet margin requirements, the Fund deposits funds with its brokers, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with its brokers. At December 31, 2012 and 2011, the Fund had margin deposit requirements of $ 8,464,415 and $7,516,495, respectively.

7.	Administrative and Offering Expenses

The Fund reimburses the General Partner for actual monthly administrative expenses paid to various third-party service providers, including the General Partner, up to 1/12th of 0.95% of the Fund’s month-end net asset value, payable in arrears. Actual administrative expenses may vary; however, such administrative expenses will not exceed 0.95% of the Fund’s month-end net asset value per annum. The administrative expenses include legal, accounting, clerical and other back office related expenses related to the administration of the Fund and all other associated costs incurred by the Fund. For the years ended December 31, 2012 and 2011, actual administrative expenses were $ 791,912 and $848,371, respectively. Such amounts are presented as administrative expenses in the statements of operations.

During the years ended December 31, 2012 and 2011, the General Partner absorbed administrative expenses in excess of the 0.95% limitation of $ 206,541 and $256,532, respectively. Such amounts are included in administrative and offering expenses waived in the statements of operations.

At December 31, 2012 and 2011, $ 40,089 and $51,851, respectively, were payable to the General Partner for administrative expenses incurred on behalf of the Fund and not waived by the General Partner. Such amounts are presented as administrative expenses payable – General Partner in the statements of financial condition.

The Fund reimburses the General Partner for actual ongoing offering expenses, up to 1/12th of 0.75% of the Fund’s month-end net asset value pro rata for each Series of Units except for the General Partner and Series C Units, payable monthly in arrears. Actual ongoing offering expenses in excess of this limitation are absorbed by the General Partner. For the years ended December 31, 2012 and 2011, actual offering expenses were $537,508 and $782,473, respectively. Such amounts are presented as offering expenses in the statements of operations.

During the years ended December 31, 2012 and 2011, the General Partner absorbed offering expenses in excess of the 0.75% limitation of $85,900 and $320,233, respectively. Such amounts are included in administrative and offering expenses waived in the statements of operations. At December 31, 2012 and 2011, $30,206 and $40,449, respectively, were payable to the General Partner for offering expenses incurred on behalf of the Fund and not waived by the General Partner. Such amounts are presented as offering expenses payable – General Partner in the statements of financial condition.

8.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement, subject to a minimum investment of $10,000. Subscriptions into and redemptions out of the Fund occur weekly. Each series of units will be offered to the public as of the open of business on each Wednesday at the net asset value per Unit of the relevant series at the close of the preceding business day. At December 31, 2012 and 2011, the Fund received advance subscriptions of $236,268 and $1,426,321, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to year-end.

The Fund is not required to make distributions, but may do so at the sole discretion of the General Partner. Redemptions may be made by a limited partner as of the close of business day each Tuesday at the net asset value of the redeemed Units (or portion thereof) on that day.

Series A Units redeemed prior to the first anniversary of the subscription date are subject to a redemption fee equal to the product of (i) 2% of the subscription price for such Series A Units on the subscription date, divided by 52 (ii) multiplied by the number of weeks remaining before the first anniversary of the subscription date. Series B, C and I Units are not subject to the redemption fee. During 2012 and 2011, these redemption fees were negligible.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises. The following table presents the exposure at December 31, 2012.

Country or Region	U.S. Treasury Securities	Gov't Sponsored Enterprise Notes	Commercial Paper	Corporate Notes	Certificates of Deposit	Total	% of Partners' Capital (Net Asset Value)
United States	$5,494,988	$652,812	$2,024,710	$11,826,537	$2,054,535	$22,053,582	44.11%
Netherlands	-	-	-	1,279,797	-	1,279,797	2.56%
Canada	-	-	199,980	878,668	-	1,078,648	2.16%
Japan	-	-	249,997	503,456	251,835	1,005,288	2.01%
France	-	-	249,943	410,953	-	660,896	1.32%
Great Britain	-	-	249,898	250,423	-	500,321	1.00%
Multinational	-	-	249,925	200,456	-	450,381	0.90%
Germany	-	-	-	250,032	-	250,032	0.50%
Singapore	-	-	249,982	-	-	249,982	0.50%
Australia	-	-	-	226,942	-	226,942	0.45%
Denmark	-	-	-	222,058	-	222,058	0.44%
Total	$5,494,988	$652,812	$3,474,435	$16,049,322	$2,306,370	$27,977,927	55.95%

The following table presents the exposure at December 31, 2011.

Country or Region	U.S. Treasury Securities	Gov't Sponsored Enterprise Notes	Commercial Paper	Corporate Notes	Certificates of Deposit	Total	% of Partners' Capital (Net Asset Value)
United States	$3,429,929	$4,989,359	$4,519,245	$19,933,426	$1,750,299	$34,622,258	53.62%
Australia	-	-	249,936	1,825,370		2,075,306	3.21%
France	-	251,279	249,959	1,176,639	249,705	1,927,582	2.98%
Great Britain	-	-	499,989	1,361,489		1,861,478	2.88%
Netherlands	-	-	-	1,713,148		1,713,148	2.65%
Canada	-	-	-	1,011,176	701,094	1,712,270	2.65%
Netherland Antilles	-	-	249,985	447,533		697,518	1.08%
Luxumberg	-	-	499,984	-	-	499,984	0.77%
Japan	-	-	499,935	-		499,935	0.77%
Sweden	-	-	-	-	250,187	250,187	0.39%
Germany	-	-	-	249,908	-	249,908	0.39%
South America multi-national	-	-	249,899	-	-	249,899	0.39%
Singapore	-	-	249,753	-	-	249,753	0.39%
Denmark	-	-	-	217,582	-	217,582	0.34%
Europe multi-national	-	204,235	-	-	-	204,235	0.32%
Africa multi-national	-	201,791	-	-	-	201,791	0.31%
Total	$3,429,929	$5,646,664	$7,268,685	$27,936,271	$2,951,285	$47,232,834	73.14%

10.	Indemnifications

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

The following information presents per Unit operating performance results and other supplemental financial ratios for the years ended December 31, 2012 and 2011. This information has been derived from information presented in the financial statements for limited partner Units and assumes that a Unit is outstanding throughout the entire year:

	2012
	Series A Units	Series B Units	Series C Units †	Series I Units
Per Unit Operating Performance
Net asset value per unit at beginning of year or period	$87.30	$97.15	$100.00	$112.52
Loss from operations
Loss from futures and forwards trading (1)	(9.11)	(10.29)	(7.89)	(12.00)
Net investment loss (1)	(5.01)	(4.13)	(1.00)	(4.14)
Total loss from operations	(14.12)	(14.42)	(8.89)	(16.14)
Net asset value per unit at end of year	$73.18	$82.73	$91.11	$96.38

Total return	(16.18)%	(14.85)%	(8.89)%	(14.35)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to Trading Advisor incentive fees (2) (3)	6.98%	5.37%	2.93%	4.74%
Trading Advisor incentive fees	0.12%	0.13%	0.00%	0.12%
Total expenses (2) (3)	7.10%	5.50%	2.93%	4.86%

Net investment loss (2) (3)	(6.11)%	(4.48)%	(2.52)%	(3.89)%

	2011
	Series A Units	Series B Units	Series C Units	Series I Units
Per Unit Operating Performance
Net asset value per unit at beginning of year	$96.61	$105.77	$--	$121.80
Loss from operations
Loss from futures and forwards trading (1)	(0.47)	(0.74)	--	(0.84)
Net investment loss (1)	(8.84)	(7.88)	--	(8.44)
Total loss from operations	(9.31)	(8.62)	--	(9.28)
Net asset value per unit at end of year	$87.30	$97.15	$--	$112.52

Total return	(9.64)%	(8.15)%	--%	(7.62)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to Trading Advisor incentive fees (2) (3)	7.23%	5.57%	--%	4.96%
Trading Advisor incentive fees	1.99%	1.85%	--%	1.89%
Total expenses (2) (3)	9.22%	7.42%	--%	6.85%

Net investment loss (2) (3)	(9.47)%	(7.62)%	--%	(7.07)%

Total returns are calculated based on the change in value of a Series A, Series B, Series C or Series I Units during the year. An individual limited partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

†

Series C units began investment operations on September 1, 2012. Therefore, the performance for Series C units is for the four month period ended December 31, 2012. The ratios for expenses prior to Trading Advisor incentive fee and net investment loss have been annualized.

(1)

The net investment loss per unit is calculated by dividing the net investment loss by the average number of Series A, B, C or I Units outstanding during the year/period. Loss from futures and forwards trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information. Such balancing amount may differ from the calculation of loss from futures and forwards trading per unit due to the timing of trading gains and losses during the year relative to the number of units outstanding.

(2)

All of the ratios under Other Financial Ratios are computed net of involuntary waivers of administrative and offering expenses. For the years ended December 31, 2012 and 2011, the ratios are net of 0.33% and 0.42% effect of waived administrative expenses, respectively. For the years ended December 31, 2012 and 2011, the ratios are net of 0.15% and 0.53% effect of waived offering expenses, respectively.

(3)	The net investment loss includes interest income and excludes realized and change in unrealized gain (loss) from futures and forwards trading activities as shown on the statements of operations. The total amount is then reduced by all expenses, excluding brokerage commissions, which are included in net loss from futures and forwards trading on the statements of operations. The resulting amount is divided by the average net asset value for the year.

12.	Subsequent Events

From January 1 to March 28, 2013, there were $1,646,114 of contributions and $5,256,087 of redemptions from the Fund.

