Form 10-Q
period 2013-03-31
SENECA GLOBAL FUND, L.P.
filed 2013-05-14
CIK 1414581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes ☐     No ☒

Part I:  Financial Information

Item 1. Financial Statements

Seneca Global Fund, L.P.

Statements of Financial Condition

March 31, 2013 (Unaudited) and December 31, 2012 (Audited)

	March 31, 2013	December 31, 2012
Assets
Equity in broker trading accounts
Cash	$17,115,817	$19,020,911
Net unrealized gain on open futures contracts	876,665	976,962
Net unrealized gain (loss) on open forward currency contracts	(130,775)	48,214
Total equity in broker trading accounts	17,861,707	20,046,087
Cash and cash equivalents	4,717,940	3,097,899
Investments in securities, at fair value	23,912,942	25,671,557
Certificates of deposit, at fair value	1,304,079	2,306,370
Total assets	$47,796,668	$51,121,913

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fee payable	$51,568	$56,624
Commissions and other trading fees payable on open contracts	8,108	8,669
Cash Manager fees payable	10,946	13,574
General Partner fee payable	58,229	62,439
Selling Agent fees payable – General Partner	25,220	29,451
Administrative expenses payable – General Partner	37,386	40,089
Offering expenses payable – General Partner	27,292	30,206
Broker dealer custodial fee payable – General Partner	3,794	3,885
Broker dealer servicing fee payable – General Partner	2,562	2,927
Redemptions payable	859,403	634,037
Subscriptions received in advance	299,548	236,268
Total liabilities	1,384,056	1,118,169
Partners’ Capital (Net Asset Value)
General Partner Units – 7,460.6309 units outstanding at March 31, 2013 and December 31, 2012	810,728	782,908
Series A Units – 193,874.9566 and 236,423.1119 units outstanding at March 31, 2013 and December 31, 2012, respectively	14,530,205	17,300,439
Series B Units – 104,520.1293 and 110,409.9497 units outstanding at March 31, 2013 and December 31, 2012, respectively	8,890,160	9,133,773
Series C Units – 33,601.8947 and 17,608.2983 units outstanding at March 31, 2013 and December 31, 2012, respectively	3,158,329	1,604,266
Series I Units – 191,681.4619 and 219,781.2927 units outstanding at March 31, 2013 and December 31, 2012, respectively	19,023,190	21,182,358
Total partners’ capital (net asset value)	46,412,612	50,003,744
Total liabilities and partners’ capital (net asset value)	$47,796,668	$51,121,913

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments

March 31, 2013

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$700,000	5/31/13	U.S. Treasury Note	3.50%	$712,122	1.53%
250,000	7/15/13	U.S. Treasury Note	1.00%	251,179	0.54%
800,000	7/31/13	U.S. Treasury Note	3.38%	813,194	1.75%
500,000	8/15/13	U.S. Treasury Note	4.25%	510,396	1.10%
500,000	8/15/13	U.S. Treasury Note	0.75%	501,638	1.08%
40,000	8/31/13	U.S. Treasury Note	3.13%	40,606	0.09%
400,000	11/15/13	U.S. Treasury Note	0.50%	401,663	0.87%
250,000	12/15/13	U.S. Treasury Note	0.75%	251,606	0.54%
400,000	12/31/13	U.S. Treasury Note	0.13%	400,063	0.86%
750,000	2/28/14	U.S. Treasury Note	1.88%	762,912	1.64%
500,000	3/31/14	U.S. Treasury Note	1.75%	507,856	1.09%
250,000	4/30/14	U.S. Treasury Note	0.25%	250,448	0.54%
500,000	5/15/14	U.S. Treasury Note	1.00%	506,443	1.09%
500,000	5/31/14	U.S. Treasury Note	0.25%	500,770	1.08%
500,000	6/30/14	U.S. Treasury Note	2.63%	518,377	1.12%
100,000	12/31/14	U.S. Treasury Note	0.13%	99,860	0.22%
250,000	1/31/15	U.S. Treasury Note	0.25%	250,162	0.54%
Total U.S. Treasury securities (cost: $7,352,605)				7,279,295	15.68%

U.S. Government Sponsored Enterprise Notes
Face Value	Maturity Date	Name	Yield[1]
$250,000	8/9/13	Federal National Mortgage Assoc.	0.50%	250,514	0.54%
Total U.S. government sponsored enterprise notes (cost: $251,294)				250,514	0.54%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$200,000	4/25/13	HSBC USA Inc.	0.18%	199,977	0.43%
250,000	4/12/13	Mizuho Funding LLC	0.23%	249,982	0.54%
250,000	5/6/13	Standard Chartered Bank	0.19%	249,954	0.54%
150,000	4/15/13	UBS Finance (Delaware) LLC	0.15%	149,991	0.32%
Beverages
250,000	4/17/13	Bacardi Corp.	0.30%	249,967	0.54%
Diversified Financial Services
150,000	4/5/13	National Rural Utilities Coop.	0.14%	149,998	0.32%
Energy
200,000	4/3/13	Motiva Enterprises LLC	0.16%	199,998	0.43%
250,000	4/19/13	Oglethorpe Power Corp.	0.20%	249,975	0.54%
250,000	4/5/13	Pacific Gas and Electric Company	0.24%	249,993	0.54%
250,000	4/3/13	Questar Corp,	0.26%	249,996	0.54%
Total U.S. commercial paper (cost: $2,199,552)				2,199,831	4.74%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

March 31, 2013

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$150,000	6/19/13	Bank of Nova Scotia	0.20%	$149,934	0.32%
200,000	4/8/13	Oversea-Chinese Banking Corp. Ltd	0.17%	199,993	0.43%
Multinational
250,000	6/18/13	Corporacion Andina de Fomento	0.22%	249,881	0.54%
Total foreign commercial paper (cost: $599,691)				599,808	1.29%
Total commercial paper (cost: $2,799,243)				2,799,639	6.03%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$400,000	12/2/13	United Technologies	0.56%	401,043	0.86%
Apparel
75,000	8/23/13	V.F. Corp.	1.04%	75,293	0.16%
Automotive
450,000	7/31/15	Daimler Finance North America LLC	1.30%	452,068	0.97%
Banks
200,000	1/30/14	Bank of America	1.72%	202,375	0.44%
9,000	4/1/14	Citigroup Inc.	1.24%	9,061	0.03%
250,000	4/1/16	Citigroup Inc.	1.30%	249,497	0.54%
150,000	2/7/14	Goldman Sachs Group, Inc.	1.30%	150,931	0.33%
450,000	5/2/14	JPMorgan Chase & Co.	1.03%	453,113	0.98%
200,000	1/9/14	Morgan Stanley	0.61%	199,655	0.43%
225,000	4/14/14	SSIF Nevada, LP	1.01%	225,229	0.49%
200,000	10/30/13	U.S. Bancorp	1.13%	201,734	0.43%
250,000	8/12/13	UBS AG	2.25%	251,946	0.54%
Beverages
450,000	7/14/14	Anheuser-Busch InBev Worldwide Inc.	0.67%	452,507	0.97%
Biotechnology
275,000	12/1/14	Gilead Sciences, Inc.	2.40%	284,843	0.61%
Computers
225,000	5/30/14	Hewlett-Packard Company	0.69%	224,771	0.48%
100,000	9/19/14	Hewlett-Packard Company	1.83%	100,740	0.22%
Diversified Financial Services
250,000	5/8/14	American Honda Finance Corp.	0.74%	251,385	0.54%
200,000	8/11/15	American Honda Finance Corp.	1.00%	201,022	0.43%
200,000	5/24/13	BlackRock, Inc.	0.59%	200,179	0.43%
250,000	2/9/15	Caterpillar Financial Services	0.64%	251,391	0.54%
200,000	6/9/14	General Electric Capital Corp.	5.65%	215,489	0.46%
125,000	1/8/16	General Electric Capital Corp.	0.51%	124,279	0.27%
300,000	4/5/13	PACCAR Financial Corp.	0.65%	300,159	0.65%
200,000	10/11/13	Toyota Motor Credit Corp.	0.76%	200,804	0.43%
275,000	2/17/15	Toyota Motor Credit Corp.	1.00%	277,834	0.60%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

March 31, 2013

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Energy
$100,000	4/15/13	PSEG Power LLC	2.50%	$101,247	0.22%
150,000	8/15/14	Public Service Electric and Gas Company	0.85%	150,926	0.33%
Household Products
250,000	8/15/14	Procter & Gamble	0.70%	251,369	0.54%
Insurance
350,000	3/20/15	AIG	3.00%	363,413	0.78%
100,000	1/10/14	Berkshire Hathaway Finance Corp.	0.64%	100,401	0.22%
100,000	5/8/13	Jackson National Life Global Funding	5.38%	102,620	0.22%
200,000	4/4/14	MetLife Institutional Funding II	1.21%	202,212	0.44%
200,000	4/22/13	Monumental Global Funding III	5.50%	205,409	0.44%
200,000	4/15/13	Pacific Life Global Funding	5.15%	205,063	0.44%
200,000	9/27/13	Pricoa Global Funding I	0.48%	200,094	0.43%
Manufacturing
435,000	6/21/13	Danaher Corp.	0.53%	435,309	0.94%
275,000	10/9/15	General Electric Company	0.85%	276,938	0.60%
Media
100,000	4/30/15	NBC Universal Media, LLC	3.65%	107,456	0.23%
100,000	7/1/13	Time Warner Cable Inc.	6.20%	102,883	0.22%
150,000	12/1/14	Walt Disney Company	0.88%	151,632	0.33%
200,000	12/1/15	Walt Disney Company	0.45%	199,914	0.43%
Pharmaceutical
200,000	11/6/15	AbbVie Inc.	1.06%	200,422	0.43%
150,000	2/12/15	Express Scripts Holding Company	2.10%	153,700	0.33%
225,000	2/10/14	Novartis Capital Corp.	4.13%	233,285	0.50%
Retail
225,000	7/18/14	Target	0.47%	225,688	0.49%
200,000	8/1/13	Walgreen Co.	4.88%	204,428	0.44%
225,000	4/15/14	Wal-Mart Stores, Inc.	1.63%	229,704	0.49%
Telecommunication
225,000	2/13/15	AT&T Inc.	0.88%	225,725	0.49%
110,000	3/14/14	Cisco Systems, Inc.	0.53%	110,313	0.24%
175,000	3/6/15	Verizon Communications Inc.	0.48%	175,026	0.38%
Total U.S. corporate notes (cost: $10,894,569)				10,872,525	23.43%

Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Automotive
$300,000	4/1/14	Volkswagen International Finance N.V.	0.92%	301,065	0.65%
Banks
225,000	4/14/14	Danske Bank A/S	1.36%	225,810	0.49%
200,000	6/9/14	ING Bank N.V.	1.68%	202,352	0.44%
250,000	6/17/13	KfW Bankengruppe	0.21%	250,024	0.54%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

March 31, 2013

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Banks (continued)
$350,000	3/18/16	Rabobank Nederland	0.76%	$350,709	0.76%
270,000	7/26/13	Toronto-Dominion Bank	0.48%	270,417	0.58%
Energy
400,000	11/14/14	Canadian Natural Resources Ltd	1.45%	406,925	0.88%
Multi-national
200,000	8/1/13	International Finance Corp.	0.33%	200,212	0.43%
Pharmaceutical
500,000	3/17/15	Takeda Pharmaceutical Co Ltd	1.03%	503,455	1.07%
Total foreign corporate notes (cost: $2,705,384)				2,710,969	5.84%
Total corporate notes (cost: $13,599,953)				13,583,494	29.27%

Total investments in securities (cost: $24,003,095)				$23,912,942	51.52%

CERTIFICATES OF DEPOSIT
U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$100,000	8/15/13	Bank of Montreal (NY)	0.49%	$100,188	0.22%
250,000	7/26/13	BB&T	0.48%	251,134	0.54%
200,000	7/25/13	Credit Suisse Group AG (NY)	0.80%	200,600	0.43%
250,000	8/28/13	Mizuho Corporate Bank, Ltd. (NY)	0.28%	250,054	0.54%
250,000	5/28/13	Shizuoka Bank, Ltd. (NY)	0.26%	250,072	0.54%
Total U.S. certificates of deposit (cost: $1,050,110)				1,052,048	2.27%

Foreign Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$250,000	4/11/13	Sumitomo Mitsui Bank	0.80%	252,031	0.54%
Total foreign certificates of deposit (cost: $250,000)				252,031	0.54%
Total certificates of deposit (cost: $1,300,110)				$1,304,079	2.81%

OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
		Agricultural commodities		$(143,555)	(0.31)%
		Currencies		117,684	0.25%
		Energy		149,602	0.32%
		Equity indices		193,611	0.42%
		Interest rate instruments		109,984	0.24%
		Metals[2]		(794,387)	(1.71)%
Net unrealized loss on open long U.S. futures contracts				(367,061)	(0.79)%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

March 31, 2013

(Unaudited)

Description	Fair Value	% of Partners' Capital (Net Asset Value)
Short U.S. Futures Contracts
Agricultural commodities	$105,137	0.22%
Currencies	(6,308)	(0.01)%
Energy	(20,717)	(0.04)%
Equity indices	94	0.00%
Interest rate instruments	(9,844)	(0.02)%
Metals[2]	1,183,097	2.55%
Net unrealized gain on open short U.S. futures contracts	1,251,459	2.70%

Total U.S. futures contracts - net unrealized gain on open U.S. futures contracts	884,398	1.91%

Long Foreign Futures Contracts
Agricultural commodities	3,658	0.01%
Currencies	(13,073)	(0.03)%
Equity indices	(138,920)	(0.30)%
Interest rate instruments	353,175	0.76%
Net unrealized gain on open long foreign futures contracts	204,840	0.44%

Short Foreign Futures Contracts
Agricultural commodities	(2,894)	(0.01)%
Equity indices	(128,931)	(0.28)%
Interest rate instruments	(80,748)	(0.17)%
Net unrealized loss on open short foreign futures contracts	(212,573)	(0.46)%

Total foreign futures contracts - net unrealized loss on open foreign futures contracts	(7,733)	(0.02)%

Net unrealized gain on open futures contracts	$876,665	1.89%

OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long	$47,858	0.10%
Short	(26,977)	(0.06)%
Net unrealized gain on open U.S. forward currency contracts	20,881	0.04%

Foreign Forward Currency Contracts
Long	(133,011)	(0.29)%
Short	(18,645)	(0.04)%
Net unrealized loss on open foreign forward currency contracts	(151,656)	(0.33)%

Net unrealized loss on open forward currency contracts	$(130,775)	(0.29)%

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

Seneca Global Fund, L.P.

Statements of Operations

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Gain (Loss) from Futures and Forwards Trading
Net realized gain	$2,293,918	$494,161
Net change in unrealized loss	(279,286)	(1,676,931)
Brokerage commissions and trading expenses	(49,078)	(51,642)
Net gain (loss) from futures and forwards trading	1,965,554	(1,234,412)

Net Investment Loss
Income
Interest income	89,592	172,510
Net realized and change in unrealized gain (loss) on securities and certificates of deposit	(54,097)	142,933
Total income	35,495	315,443
Expenses
Trading Advisor management fees	144,396	234,063
Trading Advisor incentive fees	—	73,650
Cash Manager fees	8,068	10,929
General Partner fee	180,504	246,342
Selling Agent fees – General Partner	79,889	122,100
Broker dealer custodial fee – General Partner	11,532	18,211
Broker dealer servicing fee – General Partner	8,090	11,712
Administrative expenses – General Partner	282,960	214,128
Offering expenses – General Partner	116,579	125,973
Total expenses	832,018	1,057,108
Administrative and offering expenses waived	(197,912)	(59,066)
Net total expenses	634,106	998,042
Net investment loss	(598,611)	(682,599)

Net Income (Loss)	$1,366,943	$(1,917,011)

	Series A	Series B	Series C	Series I	General Partner
Three Months Ended March 31, 2013
Increase in net asset value per unit	$1.77	$2.33	$2.88	$2.86	$3.73
Net income per unit†	$1.90	$2.36	$2.40	$2.97	$3.73
Weighted average number of units outstanding	213,841.8817	107,284.5500	26,710.6036	206,905.1467	7,460.6308

Three Months Ended March 31, 2012
Decrease in net asset value per unit	$(2.80)	$(2.73)	$—	$(3.01)	$(2.55)
Net loss per unit†	$(2.87)	$(2.73)	$—	$(3.05)	$(2.55)
Weighted average number of units outstanding	274,838.4750	139,234.3267	—	239,600.5666	6,484.1437

† Based on weighted average number of units outstanding during the period.

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Statements of Cash Flows

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net income (loss)	$1,366,943	$(1,917,011)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Net change in unrealized loss from futures and forwards trading	279,286	1,676,931
Purchases of securities and certificates of deposit	(12,137,119)	(24,658,581)
Proceeds from disposition of securities and certificates of deposit	14,843,928	31,482,337
Net realized and change in unrealized (gain) loss in securities and certificates of deposit	54,097	(142,933)
Changes in
Trading Advisor management fee payable	(5,056)	(1,390)
Trading Advisor incentive fee payable	—	73,650
Commissions and other trading expenses payable on open contracts	(561)	809
Cash Manager fees payable	(2,628)	(2,677)
General Partner fee payable	(4,210)	(696)
Selling Agent fees payable – General Partner	(4,231)	397
Administrative expenses payable – General Partner	(2,703)	(455)
Offering expenses payable – General Partner	(2,914)	(348)
Broker dealer custodial fee payable – General Partner	(91)	(359)
Broker dealer servicing fee payable – General Partner	(365)	138
Net cash provided by operating activities	4,384,376	6,509,812

Cash flows from financing activities
Subscriptions	1,736,021	2,420,521
Subscriptions received in advance	299,548	1,632,356
Redemptions	(6,704,998)	(2,383,358)
Net cash provided by (used in) financing activities	(4,669,429)	1,669,519

Net increase (decrease) in cash and cash equivalents	(285,053)	8,179,331
Cash and cash equivalents, beginning of period	22,118,810	18,507,703
Cash and cash equivalents, end of period	$21,833,757	$26,687,034

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$17,115,817	$23,481,414
Cash and cash equivalents	4,717,940	3,205,620
Total end of period cash and cash equivalents	$21,833,757	$26,687,034

Supplemental disclosure of cash flow information
Prior period redemptions paid	$634,037	$528,168
Prior period subscriptions received in advance	$236,268	$1,426,321

Supplemental schedule of non-cash financing activities
Redemptions payable	$859,403	$1,353,321

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Statements of Changes in Partners’ Capital (Net Asset Value)

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

	Series A		Series B		Series C		Series I		General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Three Months Ended March 31, 2013

Balance at December 31, 2012	236,423.1119	$17,300,439	110,409.9497	$9,133,773	17,608.2983	$1,604,266	219,781.2927	$21,182,358	7,460.6309	$782,908	$50,003,744

Net income		406,760		253,014		64,195		615,154		27,820	1,366,943

Subscriptions	11,566.2252	864,000	8,804.2138	747,114	—	—	3,673.8485	361,175	—	—	1,972,289

Redemptions	(23,722.9256)	(1,768,721)	(14,694.0342)	(1,243,741)	(8,333.2701)	(782,405)	(31,773.6793)	(3,135,497)	—	—	(6,930,364)

Transfers	(30,391.4549)	(2,272,273)	—	—	24,326.8665	2,272,273	—	—	—	—	—

Balance at March 31, 2013	193,874.9566	$14,530,205	104,520.1293	$8,890,160	33,601.8947	$3,158,329	191,681.4619	$19,023,190	7,460.6309	$810,728	$46,412,612

Three Months Ended March 31, 2012

Balance at December 31, 2011	269,518.2687	$23,528,145	140,857.9391	$13,684,883	—	$—	237,052.9763	$26,673,580	6,484.1437	$776,710	$64,663,318

Net loss		(789,099)		(380,567)		—		(730,838)		(16,507)	(1,917,011)

Subscriptions	19,632.3036	1,714,526	6,640.3804	646,821	—	—	13,186.8195	1,485,495	—	—	3,846,842

Redemptions	(11,109.7095)	(958,574)	(11,643.7995)	(1,124,074)	—	—	(10,059.4005)	(1,125,863)	—	—	(3,208,511)

Balance at March 31, 2012	278,040.8628	$23,494,998	135,854.5200	$12,827,063	—	$—	240,180.3953	$26,302,374	6,484.1437	$760,203	$63,384,638

	Series A	Series B	Series C	Series I	General Partner
March 31, 2013	$74.95	$85.06	$93.99	$99.24	$108.67
December 31, 2012	73.18	82.73	91.11	96.38	104.94
March 31, 2012	84.50	94.42	—	109.51	117.24
December 31, 2011	87.30	97.15	—	112.52	119.79

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Notes to Financial Statements

(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Description of the Fund

Seneca Global Fund, L.P., (“Fund”) is a Delaware limited partnership, which was formed in 2007. The Fund operates as a commodity investment pool and commenced investment operations on September 1, 2008. The Fund issues units of limited partner interests (“Units”) in four series: A, B, C and I, which represent units of fractional undivided beneficial interest in and ownership of the Fund.

The Fund uses commodity trading advisors to engage in the speculative trading of futures contracts, forward currency contracts and other financial instruments traded in the United States (“U.S.”) and internationally. The Fund does not currently use options or swaps as part of its trading system, but may employ them in the future. Each commodity trading advisor uses a proprietary, systematic trading system that deploys multiple trading strategies utilizing derivatives that seeks to identify and exploit directional moves in market behavior to a broad and diversified range of global markets including equity indices, currencies, interest rate instruments, energy, metals and agricultural commodities.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the periods ended March 31, 2013 and December 31, 2012, there were no such transfers between levels.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through March 31, 2013. With few exceptions, the Fund is no longer subject to U.S. or state and local income tax examinations by tax authorities for years before 2009.

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

Reclassification

Certain amounts in the 2012 financial statements may have been reclassified to conform to the 2013 presentation without affecting previously reported partners’ capital (net asset value).

2.	Fair Value Disclosures

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At March 31, 2013
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$876,665	$—	$876,665
Net unrealized loss on open forward currency contracts*	—	(130,775)	(130,775)
Cash and cash equivalents:
Money market fund	1,288,904	—	1,288,904
Investments in securities:
U.S. Treasury securities*	7,279,295	—	7,279,295
U.S. government sponsored enterprise notes*	—	250,514	250,514
Commercial paper*	—	2,799,639	2,799,639
Corporate notes*	—	13,583,494	13,583,494
Certificates of deposit*	—	1,304,079	1,304,079
Total	$9,444,864	$17,806,951	$27,251,815

*See the condensed schedule of investments for further description.

At December 31, 2012
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$976,962	$—	$976,962
Net unrealized gain on open forward currency contracts*	—	48,214	48,214
Cash and cash equivalents:
Money market fund	919,650	—	919,650
Investments in securities:
U.S. Treasury securities*	5,494,988	—	5,494,988
U.S. government sponsored enterprise notes*	—	652,812	652,812
Commercial paper*	—	3,474,435	3,474,435
Corporate notes*	—	16,049,322	16,049,322
Certificates of deposit*	—	2,306,370	2,306,370
Total	$7,391,600	$22,531,153	$29,922,753

*See the condensed schedule of investments for further description.

There were no Level 3 holdings at March 31, 2013 and December 31, 2012 or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which were designated as hedging instruments. At March 31, 2013, the Fund’s derivative contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net
Equity in broker trading accounts Net unrealized gain on open futures contracts
Agricultural commodities	$220,018	$(257,672)	$(37,654)
Currencies	189,116	(90,813)	98,303
Energy	158,095	(29,210)	128,885
Equity indices	330,061	(404,207)	(74,146)
Interest rate instruments	511,546	(138,979)	372,567
Metals	1,190,434	(801,724)	388,710
Net unrealized gain on open futures contracts	$2,599,270	$(1,722,605)	$876,665

Net unrealized gain (loss) on open forward currency contracts	$97,401	$(228,176)	$(130,775)

At March 31, 2013, there were 3,511 open futures contracts and 186 open forward currency contracts. At December 31, 2012, the Fund’s derivative contracts had the following impact on the statements of financial condition:

Statements of Financial Condition Location	Assets	Liabilities	Net
Equity in broker trading accounts Net unrealized gain on open futures contracts
Agricultural commodities	$339,653	$(48,625)	$291,028
Currencies	597,174	(191,541)	405,633
Energy	131,493	(116,020)	15,473
Equity indices	646,801	(269,653)	377,148
Interest rate instruments	345,546	(300,045)	45,501
Metals	246,578	(404,399)	(157,821)
Net unrealized gain on open futures contracts	$2,307,245	$(1,330,283)	$976,962

Net unrealized gain (loss) on open forward currency contracts	$228,488	$(180,234)	$48,214

At December 31, 2012, there were 3,605 open futures contracts and 191 open forward currency contracts.

For the three months ended March 31, 2013 and 2012, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
Types of Exposure	Net realized gain	Net change in unrealized loss	Net realized gain	Net change in unrealized loss
Futures contracts
Agricultural commodities	$590,255	$(328,682)	$(796,680)	$846,026
Currencies	719,214	(307,330)	(344,297)	(1,055,475)
Energy	(492,998)	113,412	2,441,977	(596,613)
Equity indices	2,199,246	(451,294)	1,021,464	5,549
Interest rate instruments	(867,003)	327,066	(1,280,862)	(689,311)
Metals	(100,741)	546,531	(626,393)	(143,710)
Total futures contracts	2,047,973	(100,297)	415,209	(1,633,534)

Forward currency contracts	225,673	(178,989)	16,789	(43,397)
Total futures and forward currency contracts	$2,273,646	$(279,286)	$431,998	$(1,676,931)

For the three months ended March 31, 2013 and 2012, the number of futures contracts closed were 12,388 and 12,473, respectively, and the number of forward currency contracts closed were 899 and 841, respectively.

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

At March 31, 2013 and December 31, 2012, the General Partner had an investment of 7,460.6309 units valued at $810,728 and $782,908, respectively.

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

The Fund has engaged J.P. Morgan Investment Management, Inc. and Principal Global Investors, LLC (collectively, the “Cash Managers”) to provide cash management services to the Fund. The Fund incurs monthly fees, payable in arrears to the Cash Managers, equal to approximately 1/12th of 0.13% of the investments in securities and certificates of deposit.

6.	Deposits with Brokers

To meet margin requirements, the Fund deposits funds with its brokers, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with its brokers. At March 31, 2013 and December 31, 2012, the Fund had margin requirements of $6,503,579 and $8,464,415.

7.	Administrative and Offering Expenses

The Fund reimburses the General Partner for actual monthly administrative expenses paid to various third-party service providers, including the General Partner, up to 1/12th of 0.95% of the Fund’s month-end net asset value, prorated for partial months and adjusted for weekly subscriptions and redemptions and payable monthly in arrears. Actual administrative expenses may vary; however, such administrative expenses will not exceed 0.95% of the Fund’s average annual net asset value. The administrative expenses include legal, accounting, clerical and other back office related expenses related to the administration of the Fund and all other associated costs incurred by the Fund. For the three months ended March 31, 2013 and 2012, actual administrative expenses were $282,960 and $214,128, respectively. Such amounts are presented as administrative expenses in the statements of operations.

During the three months ended March 31, 2013 and 2012, the General Partner absorbed administrative expenses in excess of the 0.95% limitation of $166,730 and $56,264, respectively. Such amounts are included in administrative and offering expenses waived in the statements of operations. At March 31, 2013 and December 31, 2012, $37,386 and $40,089, respectively, were payable to the General Partner for administrative expenses incurred on behalf of the Fund and not waived by the General Partner. Such amounts are presented as administrative expenses payable – General Partner in the statements of financial condition.

The Fund reimburses the General Partner for actual ongoing offering expenses, up to 1/12th of 0.75% of the Fund’s month-end net asset value pro rata for each Series of Units except for the General Partner and Series C Units, prorated for partial months and adjusted for weekly subscriptions and redemptions and payable monthly in arrears. Actual ongoing offering expenses in excess of this limitation are absorbed by the General Partner. For the three months ended March 31, 2013 and 2012, actual offering expenses were $116,579 and $125,973, respectively. Such amounts are presented as offering expenses in the statements of operations.

During the three months ended March 31, 2013 and 2012, the General Partner absorbed offering expenses in excess of the 0.75% limitation of $31,182 and $2,802, respectively. Such amounts are included in administrative and offering expenses waived in the statements of operations. At March 31, 2013 and December 31, 2012, $27,292 and $30,206, respectively, were payable to the General Partner for offering expenses incurred on behalf of the Fund and not waived by the General Partner. Such amounts are presented as offering expenses payable – General Partner in the statements of financial condition.

8.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement, subject to a minimum investment of $10,000. Subscriptions into and redemptions out of the Fund occur weekly. Each series of units will be offered to the public as of the open of business on each Wednesday at the net asset value per Unit of the relevant series at the close of the preceding business day. At March 31, 2013 and December 31, 2012, the Fund received advance subscriptions of $299,548 and $236,268, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to the end of the respective quarter.

The Fund is not required to make distributions, but may do so at the sole discretion of the General Partner. Redemptions may be made by a limited partner as of the close of business day each Tuesday at the net asset value of the redeemed Units (or portion thereof) on that day.

Series A Units redeemed prior to the first anniversary of the subscription date are subject to a redemption fee equal to the product of (i) 2% of the subscription price for such Series A Units on the subscription date divided by 52 (ii) multiplied by the number of weeks remaining before the first anniversary of the subscription date. Series B, C and I Units are not subject to the redemption fee. For the three months ended March 31, 2013 and 2012, these redemption fees were negligible.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises.  The following table presents the exposure at March 31, 2013.

Country or Region	U.S. Treasury Securities	Gov't Sponsored Enterprise Notes	Commercial Paper	Corporate Notes	Certificates of Deposit	Total	% of Partners' Capital (Net Asset Value)
United States	$7,279,295	$250,514	$2,199,831	$10,872,525	$1,052,048	$21,654,213	46.65%
Netherlands	-	-	-	854,126	-	854,126	1.84%
Canada	-	-	149,934	677,342	-	827,276	1.78%
Japan	-	-	-	503,455	252,031	755,486	1.63%
Multinational	-	-	249,881	200,212	-	450,093	0.97%
Germany	-	-	-	250,024	-	250,024	0.54%
Denmark	-	-	-	225,810	-	225,810	0.49%
Singapore	-	-	199,993	-	-	199,993	0.43%
Total	$7,279,295	$250,514	$2,799,639	$13,583,494	$1,304,079	$25,217,021	54.33%

The following table presents the exposure at December 31, 2012.

Country or Region	U.S. Treasury Securities	Gov't Sponsored Enterprise Notes	Commercial Paper	Corporate Notes	Certificates of Deposit	Total	% of Partners' Capital (Net Asset Value)
United States	$5,494,988	$652,812	$2,024,710	$11,826,537	$2,054,535	$22,053,582	44.11%
Netherlands	-	-	-	1,279,797	-	1,279,797	2.56%
Canada	-	-	199,980	878,668	-	1,078,648	2.16%
Japan	-	-	249,997	503,456	251,835	1,005,288	2.01%
France	-	-	249,943	410,953	-	660,896	1.32%
Great Britain	-	-	249,898	250,423	-	500,321	1.00%
Multinational	-	-	249,925	200,456	-	450,381	0.90%
Germany	-	-	-	250,032	-	250,032	0.50%
Singapore	-	-	249,982	-	-	249,982	0.50%
Australia	-	-	-	226,942	-	226,942	0.45%
Denmark	-	-	-	222,058	-	222,058	0.44%
Total	$5,494,988	$652,812	$3,474,435	$16,049,322	$2,306,370	$27,977,927	55.95%

10.	Indemnifications

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

The statement of financial condition, including the condensed schedule of investments, at March 31, 2013, the statements of operations for the three months ended March 31, 2013 and 2012, the statements of cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2013 and 2012, and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at March 31, 2013, results of operations for the three months ended March 31, 2013 and 2012, cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2013 and 2012. The results of operations for the three months ended March 31, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

12.	Financial Highlights

The following information presents per unit operating performance results and other supplemental financial ratios for the three months ended March 31, 2013 and 2012. This information has been derived from information presented in the financial statements for limited partner units and assumes that a unit is outstanding throughout the entire period:

	Three Months Ended March 31, 2013				Three Months Ended March 31, 2012

	Series A Units	Series B Units	Series C Units†	Series I Units	Series A Units	Series B Units	Series C Units†	Series I Units
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$73.18	$82.73	$91.11	$96.38	$87.30	$97.15	$—	$112.52
Income (loss) from operations
Gain (loss) from trading (1)	2.95	3.34	3.71	3.89	(1.61)	(1.79)	—	(2.09)
Net investment loss (1)	(1.18)	(1.01)	(0.83)	(1.03)	(1.19)	(0.94)	—	(0.92)
Total income (loss) from operations	1.77	2.33	2.88	2.86	(2.80)	(2.73)	—	(3.01)
Net asset value per Unit at end of period	$74.95	$85.06	$93.99	$99.24	$84.50	$94.42	$—	$109.51

Total return (5)	2.42%	2.82%	3.17%	2.97%	(3.20)%	(2.82)%	—	(2.68)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to Trading Advisor incentive fee (2)(3)(4)	6.63%	5.07%	3.84%	4.48%	6.99%	5.42%	—	4.77%
Trading Advisor incentive fee (5)	0.00%	0.00%	0.00%	0.00%	0.11%	0.11%	—	0.11%
Total expenses	6.63%	5.07%	3.84%	4.48%	7.10%	5.53%	—	4.88%
Net investment loss (2)(3)(4)(6)	(6.34)%	(4.78)%	(3.56)%	(4.19)%	(5.05)%	(3.46)%	—	(2.84)%

†	Series C units commenced trading on September 1, 2012.

Total returns are calculated based on the change in value of a Series A, B, C or I Units during the period. An individual limited partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

(1)	The net investment loss per Unit is calculated by dividing the net investment loss by the average number of Series A, B, C or I Units outstanding during the period. Gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information. Such balancing amount may differ from the calculation of gain (loss) from trading per Unit due to the timing of trading gains and losses during the period relative to the number of Units outstanding.

(2)	All of the ratios under other financial ratios are computed net of involuntary waivers of administrative and offering expenses.

For the three months ended March 31, 2013 and 2012, the ratios are net of 1.37% and 0.35% effect of waived administrative expenses, respectively. For the three months ended March 31, 2013 and 2012, the ratios are net of 0.28 % and 0.02% effect of waived offering expenses, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Trading Advisors

The Fund allocates its assets among its trading advisors, Aspect Capital Limited (“Aspect”), Estlander & Partners Ltd. (“EP”), Blackwater Capital Management, LLC (“Blackwater”), and Quantitative Investment Management LLC (“QIM”, and together with Aspect, EP and Blackwater, the “Trading Advisors”). The General Partner may cause a Trading Advisor to trade its allocated Fund assets at a trading level of approximately 0.90 – 1.50 times the trading level normally used by the Trading Advisor employing its own trading program. Thus, the Fund could experience either greater or less volatility and greater or less brokerage commission expenses relative to a client who invests at the normal trading level of the trading programs depending on the amount of leverage used.

Liquidity

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

Results of Operations

The returns for Series A, B, C and I Units for the three months ended March 31, 2013 and 2012 were:

Series of Units	2013	2012
A	2.42%	(3.20)%
B	2.82%	(2.82)%
C†	3.17%	—
I	2.97%	(2.68)%
†	Series C units commenced trading on September 1, 2012.

Past performance is not necessarily indicative of future results.

2013

During the three months ended March 31, 2013, the Fund experienced a net realized gain on futures and forwards trading of $2,293,918, a change in unrealized loss on futures and forwards trading of $279,286 and incurred brokerage commissions of $49,078, resulting in a net gain from futures and forwards trading of $1,965,554. The Fund’s expenses during the three months ended March 31, 2013 consisted of $99,511 in selling agent, custodial and servicing fees, and $399,539 in offering expenses and administrative expenses, of which $197,912 were waived. Additionally, the Fund incurred $144,396 in Trading Advisor management fees, $8,068 in Cash Managers fees and a General Partner fee of $180,504. Interest income of $89,592 and net realized and change in unrealized loss on securities and certificates of deposit of $54,097, combined with Fund expenses resulted in net income of $1,366,943 for the three months ended March 31, 2013.

During the period ended March 31, 2013, the Fund issued $1,972,289 of Units and redeemed $6,930,364 of Units, and when combined with the net income, resulted in a net decrease in the Fund’s net asset value for the year from $50,003,744 to $46,412,612.

Discussion of monthly performance for the three months ended March 31, 2013 follows:

January

Spurred on by the resolution of the U.S. “fiscal cliff” negotiations, markets began 2013 with a strong risk appetite. This led to a rally in global equities and industrial commodities and caused a sell-off in safe haven bonds. In Europe, investors gained confidence that the region’s sovereign debt crisis had been contained, helping the euro strengthen against other currencies. Meanwhile, Japan’s new government implemented a stimulus program consisting of major fiscal spending, coupled with measures to weaken the yen to help the country’s exporters.

The Fund started the year on a positive note, as it profited from long positions in stock indices and energy, as well as long positions in the euro and short positions in the Japanese yen. These gains were partially offset by losses from long fixed income positions, as bond yields and interest rates climbed during the month. Overall, the Fund finished the month with a gain of 2.59%, 2.72%, 2.84% and 2.77% for Series A, B, C and I Units, respectively.

February

Although February began with a continuation of January’s risk-seeking market trends, the second half of the month saw “risk-off” price reversals across many sectors. Weak European data signaled a region-wide economic contraction. The UK suffered a credit rating downgrade as it is on the verge of a triple-dip recession. Meanwhile, Italian voters toppled the country’s incumbent government with an election result that repudiated austerity as a means of managing Europe’s sovereign debt crisis. In the U.S., minutes from the most recent Fed meeting hinted at a sooner than expected slowdown of monetary stimulus, frightening investors who anticipated longer term quantitative easing.

The Fund entered February with “risk-on” exposures in many of the markets it trades, including long positions in equities, industrial commodities, the euro and high-yielding currencies. February’s market reversals caused losses in a number of these positions. The largest losses came from energy, as oil prices fell late in the month on concerns over global demand as well as U.S. supply hitting a 20-year high due to shale fracking. In currencies, the decline of the euro detracted from performance. The Fund did however make gains in fixed income with long positions in Japanese bonds. In the agricultural sector, easing drought conditions in the Midwest lowered wheat prices, helping the Fund’s short position. In metals, the Fund made profits from a short position in gold, offsetting losses in base metals. Overall, the Fund finished the month with a loss of 1.05%, 0.92%, 0.81% and 0.87% for Series A, B, C and I Units, respectively.

March

In March, financial headlines were dominated by the banking crisis in Cyprus. Eurozone members led by Germany made the release of bailout funds contingent on a Cypriot financial contribution through a one-time “tax” on bank deposits. This action sparked protests over the plan’s fairness. A last minute compromise deal exempted smaller insured deposits from capital seizure. Investors feared that the Cyprus bailout might create a precedent for haircutting depositors at troubled banks in Spain and Italy. This prompted a sell-off in the euro, a slide in southern European stock markets and a rally in safe haven German bunds. Meanwhile, in the U.S., equities climbed with largely positive economic data and a statement from Fed Chairman Bernanke that he saw no evidence of a stock bubble. In Japan, monetary easing by the Abe government continued, boosting bond and equity markets and depreciating the yen.

The Fund profited in the currency sector in March, particularly from a long position in the Mexican peso. The Fund also gained from a fall in industrial metals prices, with short positions in aluminum and copper, as investors worried about the impact of a clampdown on Chinese property speculation. Profits were also made from long positions in stocks, especially in the U.S. The Fund was down slightly in fixed income as gains from being long Japanese bonds were offset by losses in the choppy U.S. bond market. The Fund finished the month with a net profit of 0.89%, 1.02%, 1.14% and 1.07% for Series A, B, C and I Units, respectively.

2012

During the three months ended March 31, 2012, the Fund experienced a net realized gain on futures and forwards trading of $494,161, a change in unrealized loss on futures and forwards trading of $1,676,931 and incurred brokerage commissions of $51,642, resulting in a net loss from futures and forwards trading of $1,234,412. The Fund’s expenses during the three months ended March 31, 2012 consisted of $152,023 in selling agent, custodial and servicing fees, and $340,101 in offering expenses and administrative expenses, of which $59,066 were waived. Additionally, the Fund incurred $234,063 in Trading Advisor management fees, $73,650 in Trading Advisor incentive fees, $10,929 in Cash Managers fees and a General Partner fee of $246,342. Interest income of $172,510 and net realized and change in unrealized gain on securities and certificates of deposit of $142,933, combined with Fund expenses resulted in net loss of $1,917,011 for the three months ended March 31, 2012.

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

The Fund may invest in U.S. Treasury securities, U.S. and foreign government sponsored enterprise notes, commercial paper, corporate notes and certificates of deposit. Should an issuing entity default on its obligation to the Fund and such entity is not backed by the full faith and credit of the U.S. government, the Fund bears the risk of loss of the amount expected to be received. The Fund minimizes this risk by only investing in securities and certificates of deposit of firms with high quality debt ratings.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information under this item.

Item 4: Controls and Procedures

The General Partner of the Fund, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at March 31, 2013 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

There has been no change in internal control over financial reporting that occurred during the period ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Part II: Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

A smaller reporting company is not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended March 31, 2013. Under the Partnership Agreement, redemptions may be made by a limited partner as of the close of business each Tuesday at the net asset value of the redeemed Units (or portion thereof) on that day. Redemptions of Units during the first quarter of 2013 were as follows:

	January	February	March	Total
A Units
Units redeemed	8,106.6789	6,567.0945	9,049.1522	23,722.9256
Average net asset value per Unit	$73.89	$74.45	$75.23	$74.56

B Units
Units redeemed	4,840.4975	6,320.4854	3,533.0513	14,694.0342
Average net asset value per Unit	$83.97	$84.82	$85.26	$84.65

C Units
Units redeemed	1,001.1779	3,645.1584	3,686.9338	8,333.2701
Average net asset value per Unit	$92.71	$93.88	$94.22	$93.89

I Units
Units redeemed	9,057.7596	9,227.3385	13,488.5812	31,773.6793
Average net asset value per Unit	$97.21	$98.95	$99.49	$98.68

 Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference.

Exhibit No.	Description of Exhibit
1.1(a)	Form of Selling Agreement

4.1(d)	Fourth Amended and Restated Limited Partnership Agreement

9.1(c)	Delaware Amended and Restated Certificate of Limited Partnership

10.1(d)	Form of Subscription Agreement

10.5(b)	Third Amended and Restated Trading Advisory Agreement with Aspect Capital Ltd.

10.6(b)	Trading Advisory Agreement with Estlander & Partners Ltd.

10.7(b)	Trading Advisory Agreement with Blackwater Capital Management, L.L.C.

10.8(e)	Trading Advisory Agreement with Quantitative Investment Management, LLC

31.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Previously filed as an exhibit to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 (SEC File No.: 333-148049) on May 23, 2008 and incorporated herein by reference.

(b)	Previously filed as an exhibit to Post-Effective Amendment No. 3 to the Registration Statement on form S-1 (SEC File No.: 333-148049) on April 19, 2011 and incorporated herein by reference.

(c)	Previously filed on May 3, 2011 with Form 8-K (File No. 000-53453), and incorporated herein by reference.

(d)	Previously filed on August 15, 2011 as an exhibit to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (Reg. No. 333-175052), and incorporated herein by reference.

(e)	Previously filed on March 28, 2013 as an exhibit to Form 10-K (File No. 000-53453), and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the U.S. Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2013	SENECA GLOBAL FUND, L.P.

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

	By:	/s/ Carl A. Serger
	Name:	Carl A. Serger
	Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)

