Form 10-Q
period 2013-06-30
SENECA GLOBAL FUND, L.P.
filed 2013-08-14
CIK 1414581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

Commission file number: 000-53453

SENECA GLOBAL FUND, L.P.

Organized in Delaware	IRS Employer Identification No.: 75-3236572

c/o Steben & Company, Inc.
9711 Washingtonian Blvd., Suite 400
Gaithersburg, Maryland 20878
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
Yes ☐     No ☒

PART I:  FINANCIAL INFORMATION
Item 1.  Financial Statements

Seneca Global Fund, L.P.
Statements of Financial Condition
June 30, 2013 (Unaudited) and December 31, 2012 (Audited)

	June 30, 2013	December 31, 2012
Assets
Equity in broker trading accounts
Cash	$10,658,407	$19,020,911
Net unrealized gain on open futures contracts	476,576	976,962
Net unrealized gain (loss) on open forward currency contracts	(52,978)	48,214
Total equity in broker trading accounts	11,082,005	20,046,087
Cash and cash equivalents	5,308,136	3,097,899
Investments in securities, at fair value	24,063,405	25,671,557
Certificates of deposit, at fair value	1,301,759	2,306,370
Total assets	$41,755,305	$51,121,913

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fee payable	$45,515	$56,624
Commissions and other trading fees payable on open contracts	3,986	8,669
Cash Manager fees payable	7,695	13,574
General Partner fee payable	50,723	62,439
Selling Agent fees payable – General Partner	22,520	29,451
Administrative expenses payable – General Partner	32,671	40,089
Offering expenses payable – General Partner	23,242	30,206
Broker dealer custodial fee payable – General Partner	3,605	3,885
Broker dealer servicing fee payable – General Partner	2,327	2,927
Redemptions payable	306,841	634,037
Subscriptions received in advance	271,868	236,268
Total liabilities	770,993	1,118,169
Partners’ Capital (Net Asset Value)
General Partner Units – 7,460.6309 units outstanding at June 30, 2013 and December 31, 2012	792,222	782,908
Series A Units – 184,407.7091 and 236,423.1119 units outstanding at June 30, 2013 and December 31, 2012, respectively	13,356,904	17,300,439
Series B Units – 102,886.5156 and 110,409.9497 units outstanding at June 30, 2013 and December 31, 2012, respectively	8,490,525	9,133,773
Series C Units – 35,769.2326 and 17,608.2983 units outstanding at June 30, 2013 and December 31, 2012, respectively	3,272,964	1,604,266
Series I Units – 156,292.6276 and 219,781.2927 units outstanding at June 30, 2013 and December 31, 2012, respectively	15,071,697	21,182,358
Total partners’ capital (net asset value)	40,984,312	50,003,744
Total liabilities and partners’ capital (net asset value)	$41,755,305	$51,121,913

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.
Condensed Schedule of Investments
June 30, 2013
(Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield1
$250,000	7/15/13	U.S. Treasury Note	1.00%	$251,243	0.61%
800,000	7/31/13	U.S. Treasury Note	3.38%	813,418	1.98%
500,000	8/15/13	U.S. Treasury Note	4.25%	510,561	1.25%
500,000	8/15/13	U.S. Treasury Note	0.75%	501,819	1.22%
40,000	8/31/13	U.S. Treasury Note	3.13%	40,619	0.10%
400,000	11/15/13	U.S. Treasury Note	0.50%	400,833	0.98%
250,000	12/15/13	U.S. Treasury Note	0.75%	250,814	0.61%
400,000	12/31/13	U.S. Treasury Note	0.13%	400,001	0.98%
1,450,000	2/28/14	U.S. Treasury Note	1.88%	1,475,686	3.61%
500,000	3/31/14	U.S. Treasury Note	1.75%	508,117	1.24%
235,000	4/15/14	U.S. Treasury Note	1.25%	237,611	0.58%
250,000	4/30/14	U.S. Treasury Note	0.25%	250,271	0.61%
500,000	5/15/14	U.S. Treasury Note	1.00%	504,174	1.23%
500,000	5/31/14	U.S. Treasury Note	0.25%	500,399	1.22%
500,000	6/30/14	U.S. Treasury Note	2.63%	512,106	1.25%
250,000	7/15/14	U.S. Treasury Note	0.63%	251,815	0.61%
500,000	7/31/14	U.S. Treasury Note	2.63%	518,541	1.27%
250,000	8/31/14	U.S. Treasury Note	2.38%	258,254	0.63%
400,000	9/15/14	U.S. Treasury Note	0.25%	400,434	0.98%
250,000	10/31/14	U.S. Treasury Note	0.25%	250,203	0.61%
100,000	12/31/14	U.S. Treasury Note	0.13%	99,821	0.24%
250,000	1/31/15	U.S. Treasury Note	0.25%	250,212	0.61%
Total U.S. Treasury securities (cost: $9,254,573)				9,186,952	22.42%

U.S. Government Sponsored Enterprise Notes
Face Value	Maturity Date	Name	Yield1
$250,000	8/9/13	Federal National Mortgage Assoc.	0.50%	250,603	0.61%
Total U.S. government sponsored enterprise notes (cost: $251,294)				250,603	0.61%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield1
Automotive
$250,000	7/12/13	VW Credit, Inc.	0.27%	249,980	0.61%
Banks
130,000	7/15/13	Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.15%	129,992	0.31%
150,000	7/9/13	HSBC USA Inc.	0.15%	149,995	0.37%
150,000	8/7/13	Union Bank, NA	0.18%	149,972	0.37%
Beverages
250,000	7/10/13	Bacardi Corporation	0.26%	249,984	0.61%
Charity
200,000	8/22/13	Catholic Health Initiatives	0.15%	199,957	0.49%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.
Condensed Schedule of Investments (continued)
June 30, 2013
(Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield1
Diversified Financial Services
$250,000	7/17/13	Nissan Motor Acceptance Corporation	0.33%	$249,963	0.61%
250,000	7/31/13	River Fuel Funding Company #3, Inc.	0.13%	249,973	0.61%
Energy
250,000	7/16/13	Oglethorpe Power Corporation	0.16%	249,983	0.61%
Total U.S. commercial paper (cost: $1,879,679)				1,879,799	4.59%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield1
Banks
$150,000	7/8/13	Oversea-Chinese Banking Corp. Ltd	0.20%	149,995	0.37%
250,000	8/5/13	Sumitomo Mitsui Bank	0.19%	249,954	0.61%
Energy
250,000	8/26/13	GDF Suez	0.22%	249,914	0.61%
Multi-National
250,000	9/18/13	Corporacion Andina de Fomento	0.20%	249,890	0.61%
Total foreign commercial paper (cost: $899,607)				899,753	2.20%
Total commercial paper (cost: $2,779,286)				2,779,552	6.79%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield1
Aerospace
$200,000	12/2/13	United Technologies	0.54%	200,300	0.49%
Apparel
75,000	8/23/13	V.F. Corporation	1.02%	75,202	0.18%
Automotive
450,000	7/31/15	Daimler Finance North America LLC	1.30%	453,750	1.11%
Banks
200,000	1/30/14	Bank of America	1.70%	201,712	0.49%
9,000	4/1/14	Citigroup Inc.	1.21%	9,009	0.02%
250,000	4/1/16	Citigroup Inc.	1.30%	247,564	0.60%
150,000	2/7/14	Goldman Sachs	1.27%	150,844	0.37%
450,000	2/26/16	JPMorgan Chase & Co.	0.89%	449,691	1.10%
200,000	1/9/14	Morgan Stanley	0.58%	199,771	0.49%
225,000	4/14/14	SSIF Nevada, LP	0.98%	226,359	0.55%
200,000	10/30/13	U.S. Bancorp	1.13%	200,705	0.49%
Beverage
200,000	7/15/15	Anheuser-Busch InBev Worldwide Inc.	0.80%	200,698	0.49%
Biotechnology
400,000	12/1/14	Gilead Sciences, Inc.	2.40%	409,676	1.00%
Computers
225,000	5/30/14	Hewlett-Packard Company	0.67%	223,832	0.55%
100,000	9/19/14	Hewlett-Packard Company	1.82%	100,918	0.25%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.
Condensed Schedule of Investments (continued)
June 30, 2013
(Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield1
Diversified Financial Services
$250,000	5/8/14	American Honda Finance Corporation	0.73%	$251,038	0.61%
200,000	8/11/15	American Honda Finance Corporation	1.00%	201,196	0.49%
250,000	2/9/15	Caterpillar Financial Services	0.63%	250,765	0.61%
200,000	6/9/14	General Electric Capital Corporation	5.65%	210,480	0.51%
125,000	1/8/16	General Electric Capital Corporation	0.48%	124,685	0.30%
200,000	10/11/13	Toyota Motor Credit Corporation	0.73%	200,552	0.49%
275,000	2/17/15	Toyota Motor Credit Corporation	1.00%	277,093	0.68%
Energy
150,000	8/15/14	Public Service Electric and Gas Company	0.85%	150,995	0.37%
Insurance
550,000	3/20/15	American International Group, Inc.	3.00%	571,982	1.39%
200,000	4/4/14	MetLife Institutional Funding II	1.18%	201,828	0.49%
200,000	9/27/13	Pricoa Global Funding I	0.48%	200,055	0.49%
Manufacturing
275,000	10/9/15	General Electric	0.85%	275,222	0.67%
Media
100,000	4/30/15	NBCUniversal Media, LLC	3.65%	105,715	0.26%
100,000	4/15/16	NBCUniversal Media, LLC	0.82%	100,692	0.25%
100,000	4/1/14	Time Warner Cable Inc.	7.50%	106,756	0.26%
200,000	12/1/15	Walt Disney Company	0.45%	198,827	0.49%
Pharmaceutical
200,000	11/6/15	AbbVie Inc.	1.03%	202,493	0.49%
150,000	2/12/15	Express Scripts Holding Company	2.10%	153,888	0.38%
75,000	5/18/16	Merck & Co., Inc.	0.46%	74,721	0.18%
225,000	2/10/14	Novartis Capital Corporation	4.13%	233,664	0.57%
Retail
200,000	8/1/13	Walgreen Co.	4.88%	204,794	0.50%
Telecommunications
225,000	2/13/15	AT&T Inc.	0.88%	225,482	0.55%
175,000	3/6/15	Verizon Communications Inc.	0.47%	175,131	0.43%
Total U.S. corporate notes (cost: $8,079,085)				8,048,085	19.64%

Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield1
Automotive
$300,000	4/1/14	Volkswagen International Finance N.V.	0.89%	300,420	0.73%
Banks
225,000	4/14/14	Danske Bank A/S	1.33%	226,226	0.55%
200,000	6/9/14	ING Bank N.V.	1.67%	201,815	0.49%
200,000	9/25/15	ING Bank N.V.	1.91%	204,000	0.50%
225,000	5/13/16	Nordea Bank AB	0.74%	225,108	0.55%
350,000	3/18/16	Rabobank Nederland	0.75%	351,418	0.86%
270,000	7/26/13	Toronto-Dominion Bank	0.46%	270,261	0.66%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.
Condensed Schedule of Investments (continued)
June 30, 2013
(Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield1
Energy
$300,000	10/1/15	BP Capital Markets P.L.C.	3.13%	$317,161	0.77%
400,000	11/14/14	Canadian Natural Resources Limited	1.45%	402,773	0.98%
200,000	5/9/16	CNOOC	1.13%	198,397	0.48%
400,000	5/20/16	Petrobras Global Finance B.V.	1.89%	396,012	0.97%
Multi-national
200,000	8/1/13	International Finance Corporation	0.33%	200,308	0.49%
Pharmaceutical
500,000	3/17/15	Takeda Pharmaceutical Co Ltd	1.03%	504,314	1.23%
Total foreign corporate notes (cost: $3,804,021)				3,798,213	9.26%
Total corporate notes (cost: $11,883,106)				11,846,298	28.90%

Total investments in securities (cost: $24,168,259)				$24,063,405	58.72%

CERTIFICATES OF DEPOSIT
U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield1
Banks
$100,000	8/15/13	Bank of Montreal (Chicago)	0.48%	$100,124	0.25%
250,000	7/26/13	BB&T	0.48%	251,190	0.61%
200,000	6/9/14	Credit Suisse Group AG (NY)	0.50%	199,821	0.49%
250,000	8/28/13	Mizuho Corporate Bank (NY)	0.28%	250,269	0.61%
250,000	10/15/13	Norinchukin Bank (NY)	0.32%	250,204	0.61%
Total U.S. certificates of deposit (cost: $1,050,108)				1,051,608	2.57%

Foreign Certificates of Deposit
Face Value	Maturity Date	Name	Yield1
Banks
$250,000	5/9/14	Sumitomo Mitsui Bank	0.38%	250,151	0.61%
Total foreign certificates of deposit (cost: $250,000)				250,151	0.61%
Total certificates of deposit (cost: $1,300,108)				$1,301,759	3.18%

OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
		Agricultural commodities		$(135,413)	(0.33)%
		Currencies		(174,782)	(0.43)%
		Energy		(43,479)	(0.11)%
		Equity indices		(78,295)	(0.19)%
		Interest rate instruments		(42,966)	(0.10)%
		Metals		(175,948)	(0.43)%
Net unrealized loss on open long U.S. futures contracts				(650,883)	(1.59)%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.
Condensed Schedule of Investments (continued)
June 30, 2013
(Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
Short U.S. Futures Contracts
Agricultural commodities	$136,015	0.34%
Currencies	231,455	0.56%
Energy	4,013	0.01%
Equity indices	(8,199)	(0.02)%
Interest rate instruments	(9,764)	(0.02)%
Metals
Gold CMX (36 contracts, Aug 2013)	456,560	1.11%
Other	386,205	0.94%
Net unrealized gain on open short U.S. futures contracts	1,196,285	2.92%

Total U.S. futures contracts - net unrealized gain on open U.S. futures contracts	545,402	1.33%

Long Foreign Futures Contracts
Agricultural commodities	(421)	(0.00)%
Currencies	(3,779)	(0.01)%
Equity indices	(59,467)	(0.14)%
Interest rate instruments	(40,121)	(0.10)%
Net unrealized loss on open long foreign futures contracts	(103,788)	(0.25)%

Short Foreign Futures Contracts
Equity indices	(9,232)	(0.02)%
Interest rate instruments	44,194	0.11%
Net unrealized gain on open short foreign futures contracts	34,962	0.09%

Total foreign futures contracts - net unrealized loss on open foreign futures contracts	(68,826)	(0.17)%

Net unrealized gain on open futures contracts	$476,576	1.16%

OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long	$(120)	(0.00)%
Short	9	0.00%
Net unrealized loss on open U.S. forward currency contracts	(111)	(0.00)%

Foreign Forward Currency Contracts
Long	18,380	0.04%
Short	(71,247)	(0.17)%
Net unrealized loss on open foreign forward currency contracts	(52,867)	(0.13)%

Net unrealized loss on open forward currency contracts	$(52,978)	(0.13)%

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

Seneca Global Fund, L.P.
Condensed Schedule of Investments
December 31, 2012
(Audited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield1
$125,000	1/15/13	U.S. Treasury Note	1.38%	$125,850	0.25%
300,000	2/15/13	U.S. Treasury Note	1.38%	302,015	0.60%
25,000	2/28/13	U.S. Treasury Note	0.63%	25,075	0.05%
700,000	5/31/13	U.S. Treasury Note	3.50%	711,897	1.43%
400,000	6/30/13	U.S. Treasury Note	3.38%	406,444	0.81%
250,000	7/15/13	U.S. Treasury Note	1.00%	252,311	0.50%
800,000	7/31/13	U.S. Treasury Note	3.38%	826,205	1.66%
500,000	8/15/13	U.S. Treasury Note	4.25%	520,663	1.04%
500,000	8/15/13	U.S. Treasury Note	0.75%	503,291	1.01%
400,000	11/15/13	U.S. Treasury Note	0.50%	401,369	0.80%
250,000	12/15/13	U.S. Treasury Note	0.75%	251,416	0.50%
400,000	12/31/13	U.S. Treasury Note	0.13%	399,751	0.80%
500,000	2/28/14	U.S. Treasury Note	1.88%	512,827	1.03%
250,000	3/31/14	U.S. Treasury Note	1.75%	255,874	0.51%
Total U.S. Treasury securities (cost: $5,544,968)				5,494,988	10.99%

U.S. Government Sponsored Enterprise Notes
Face Value	Maturity Date	Name	Yield1
$200,000	1/16/13	Federal Home Loan Bank	1.50%	201,482	0.40%
200,000	1/29/13	Federal Home Loan Bank	0.38%	200,355	0.40%
250,000	8/9/13	Federal National Mortgage Assoc.	0.50%	250,975	0.51%
Total U.S. government sponsored enterprise notes (cost: $656,328)				652,812	1.31%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield1
Automotive
$150,000	1/8/13	BMW US Capital, LLC	0.17%	149,995	0.30%
Banks
200,000	2/19/13	HSBC USA Inc.	0.25%	199,932	0.40%
250,000	1/30/13	Mizuho Funding LLC	0.24%	249,952	0.50%
Diversified Financial Services
250,000	1/4/13	ING (U.S.) Funding LLC	0.25%	249,995	0.50%
120,000	1/22/13	UOB Funding LLC	0.18%	119,987	0.24%
Energy
250,000	1/16/13	Devon Energy Corporation	0.28%	249,971	0.50%
250,000	1/2/13	NextEra Energy Capital Holdings, Inc.	0.42%	249,997	0.50%
250,000	2/19/13	Oglethorpe Power Corp.	0.22%	249,925	0.50%
305,000	1/14/13	ONEOK, Inc.	0.40%	304,956	0.61%
Total U.S. commercial paper (cost: $2,024,306)				2,024,710	4.05%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.
Condensed Schedule of Investments (continued)
December 31, 2012
(Audited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield1
Banks
$250,000	2/1/13	DBS Bank Ltd.	0.89%	$249,982	0.50%
250,000	1/3/13	Sumitomo Mitsui Banking Corporation	0.20%	249,997	0.50%
Diversified Financial Services
200,000	1/17/13	Toyota Credit Canada Inc.	0.22%	199,980	0.40%
Energy
250,000	2/4/13	GDF Suez	0.24%	249,943	0.50%
Household Products
250,000	3/5/13	Reckitt Benckiser Treasury Services PLC	0.75%	249,898	0.50%
Multinational
250,000	2/15/13	Corporacion Andina de Fomento	0.24%	249,925	0.50%
Total foreign commercial paper (cost: $1,445,492)				1,449,725	2.90%

Total commercial paper (cost: $3,469,798)				3,474,435	6.95%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield1
Aerospace
$600,000	12/2/13	United Technologies	0.58%	601,931	1.21%
Agriculture
200,000	3/1/13	Archer-Daniels-Midland Company	7.13%	206,845	0.41%
Apparel
75,000	8/23/13	V.F. Corporation	1.06%	75,452	0.15%
Automotive
450,000	7/31/15	Daimler Finance North America LLC	1.30%	455,047	0.92%
Banks
200,000	1/30/14	Bank of America	1.73%	202,286	0.40%
9,000	4/1/14	Citigroup Inc.	1.29%	9,040	0.02%
150,000	2/7/14	Goldman Sachs	1.31%	150,736	0.30%
450,000	5/2/14	JPMorgan Chase & Co.	1.06%	453,285	0.92%
200,000	1/9/14	Morgan Stanley	0.65%	198,893	0.40%
200,000	10/30/13	U.S. Bancorp	1.13%	201,676	0.40%
250,000	8/12/13	UBS AG (USA)	2.25%	254,563	0.51%
Beverages
450,000	7/14/14	Anheuser-Busch InBev Worldwide Inc.	0.71%	452,402	0.91%
300,000	8/15/13	Coca-Cola Enterprises, Inc.	5.00%	314,237	0.63%
Biotechnology
175,000	12/1/14	Gilead Sciences, Inc.	2.40%	180,827	0.36%
Computers
225,000	5/30/14	Hewlett-Packard Company	0.71%	220,657	0.44%
100,000	9/19/14	Hewlett-Packard Company	1.86%	99,150	0.20%
Diversified Financial Services
250,000	5/8/14	American Honda Finance Corp.	0.76%	251,332	0.50%
200,000	8/11/15	American Honda Finance Corp.	1.00%	201,736	0.40%
200,000	5/24/13	BlackRock, Inc.	0.61%	200,343	0.40%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.
Condensed Schedule of Investments (continued)
December 31, 2012
(Audited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield1
Diversified Financial Services (continued)
$45,000	4/1/14	Caterpillar Financial Services Corp.	0.65%	$45,246	0.09%
250,000	2/9/15	Caterpillar Financial Services Corp.	0.66%	251,331	0.50%
200,000	4/7/14	General Electric Capital Corporation	0.98%	201,538	0.40%
300,000	4/5/13	PACCAR Financial Corp.	0.67%	300,496	0.60%
225,000	4/14/14	SSIF Nevada, Limited Partnership	1.04%	226,767	0.45%
200,000	10/11/13	Toyota Motor Credit Corp.	0.80%	201,047	0.40%
275,000	2/17/15	Toyota Motor Credit Corp.	1.00%	277,882	0.56%
Energy
225,000	12/13/13	Occidental Petroleum Corporation	1.45%	227,521	0.46%
100,000	4/15/13	PSEG Power LLC	2.50%	101,105	0.20%
Healthcare
230,000	3/1/14	Roche Holdings, Inc.	5.00%	245,448	0.49%
Household Products
250,000	8/15/14	Procter & Gamble	0.70%	252,266	0.50%
Insurance
100,000	1/10/14	Berkshire Hathaway Finance Corp.	0.68%	100,486	0.20%
300,000	2/11/13	Berkshire Hathaway Inc.	0.74%	300,524	0.60%
100,000	5/8/13	Jackson National Life Global Funding	5.38%	102,513	0.21%
200,000	4/4/14	MetLife Institutional Funding II	1.25%	202,319	0.40%
200,000	4/22/13	Monumental Global Funding III	5.50%	204,968	0.41%
200,000	4/15/13	Pacific Life Global Funding	5.15%	204,832	0.41%
200,000	9/27/13	Pricoa Global Funding I	0.51%	200,122	0.40%
Manufacturing
435,000	6/21/13	Danaher Corporation	0.56%	435,488	0.87%
275,000	10/9/15	General Electric Company	0.85%	276,499	0.55%
Media
100,000	4/30/15	NBC Universal Media, LLC	3.65%	107,018	0.21%
100,000	7/1/13	Time Warner Cable Inc.	6.20%	105,845	0.21%
150,000	12/1/14	Walt Disney	0.88%	151,357	0.30%
200,000	12/1/15	Walt Disney	0.45%	199,095	0.40%
Pharmaceutical
200,000	11/6/15	AbbVie Inc.	1.07%	202,646	0.41%
150,000	2/12/15	Express Scripts Holding Company	2.10%	154,013	0.31%
100,000	3/1/13	McKesson Corporation	5.25%	102,495	0.20%
225,000	2/10/14	Novartis Capital Corporation	4.13%	237,644	0.48%
Retail
225,000	7/18/14	Target	0.49%	225,895	0.45%
200,000	8/1/13	Walgreen Co.	4.88%	208,996	0.42%
225,000	4/15/14	Wal-Mart Stores, Inc.	1.63%	229,494	0.46%
Telecommunication
225,000	2/13/15	AT&T Inc.	0.88%	226,810	0.45%
110,000	3/14/14	Cisco Systems, Inc.	0.56%	110,330	0.22%
270,000	3/28/14	Verizon Communications Inc.	0.92%	271,626	0.54%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.
Condensed Schedule of Investments (continued)
December 31, 2012
(Audited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield1
Transportation
$200,000	1/15/13	United Parcel Service, Inc.	4.50%	$204,437	0.41%
Total U.S. corporate notes (cost: $11,858,249)				11,826,537	23.65%

Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield1
Automotive
$300,000	4/1/14	Volkswagen International Finance N.V.	0.97%	301,733	0.60%
Banks
200,000	6/28/13	Bank of Montreal	2.13%	201,732	0.40%
225,000	4/14/14	Danske Bank A/S	1.39%	222,058	0.44%
250,000	1/18/13	HSBC Bank PLC	0.72%	250,423	0.50%
450,000	3/15/13	ING Bank N.V.	1.36%	450,931	0.91%
250,000	6/17/13	KfW Bankengruppe	0.22%	250,032	0.50%
225,000	4/11/14	National Australia Bank Ltd	1.07%	226,942	0.45%
300,000	2/4/13	Rabobank Nederland	0.46%	300,204	0.60%
270,000	7/26/13	Toronto-Dominion Bank	0.49%	270,466	0.54%
400,000	11/14/14	Canadian Natural Resources Ltd	1.45%	406,470	0.81%
225,000	3/25/13	Shell International Finance B.V.	1.88%	226,929	0.45%
Multinational
200,000	8/1/13	International Finance Corporation	0.33%	200,456	0.40%
Pharmaceutical
200,000	3/28/13	Sanofi	0.51%	200,154	0.40%
210,000	3/28/14	Sanofi	0.62%	210,799	0.42%
500,000	3/17/15	Takeda Pharmaceutical Co Ltd	1.03%	503,456	1.02%
Total foreign corporate notes (cost: $4,226,608)				4,222,785	8.44%
Total corporate notes (cost: $16,084,857)				16,049,322	32.09%

Total investments in securities (cost: $25,755,951)				$25,671,557	51.34%

CERTIFICATES OF DEPOSIT
U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield1
Banks
$250,000	1/28/13	Banco del Estado de Chile (NY)	0.60%	$250,702	0.50%
100,000	8/15/13	Bank of Montreal (NY)	0.51%	100,228	0.21%
250,000	2/11/13	Bank of Tokyo-Mitsubishi UFJ, Ltd. (NY)	0.49%	250,547	0.50%
250,000	7/26/13	BB&T	0.48%	250,862	0.50%
200,000	7/25/13	Credit Suisse (NY)	0.82%	200,286	0.40%
250,000	3/1/13	Mizuho Corporate Bank (NY)	0.46%	250,467	0.50%
250,000	2/8/13	Norinchukin Bank (NY)	0.52%	250,584	0.50%
250,000	3/1/13	PNC Bank	0.41%	250,164	0.50%
250,000	1/14/13	Standard Chartered Bank	0.57%	250,695	0.50%
Total U.S. certificates of deposit (cost: $2,049,739)				2,054,535	4.11%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.
Condensed Schedule of Investments (continued)
December 31, 2012
(Audited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Certificates of Deposit
Face Value	Maturity Date	Name	Yield1
Banks
$250,000	4/11/13	Sumitomo Mitsui Bank	0.80%	$251,835	0.50%
Total foreign certificates of deposit (cost: $250,000)				251,835	0.50%

Total certificates of deposit (cost: $2,299,739)				$2,306,370	4.61%

OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
		Agricultural commodities		$(13,337)	(0.03)%
		Currencies		72,972	0.15%
		Energy		57,491	0.11%
		Equity indices		42,112	0.09%
		Interest rate instruments		(31,978)	(0.06)%
		Metals		923	0.00%
Net unrealized gain on open long U.S. futures contracts				128,183	0.26%

Short U.S. Futures Contracts
		Agricultural commodities		288,921	0.58%
		Currencies		145,952	0.29%
		Energy		(42,018)	(0.09)%
		Equity indices		(42,347)	(0.08)%
		Interest rate instruments		(60,365)	(0.12)%
		Metals		(158,744)	(0.32)%
Net unrealized gain on open short U.S. futures contracts				131,399	0.26%

Total U.S. futures contracts - net unrealized gain on open U.S. futures contracts				259,582	0.52%

Long Foreign Futures Contracts
		Agricultural commodities		(2,440)	(0.00)%
		Currencies		186,709	0.37%
		Equity indices		465,922	0.93%
		Interest rate instruments		171,880	0.34%
Net unrealized gain on open long foreign futures contracts				822,071	1.64%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.
Condensed Schedule of Investments (continued)
December 31, 2012
(Audited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
Short Foreign Futures Contracts
Agricultural commodities	$17,884	0.04%
Equity indices	(88,539)	(0.18)%
Interest rate instruments	(34,036)	(0.07)%
Net unrealized loss on open short foreign futures contracts	(104,691)	(0.21)%

Total foreign futures contracts - net unrealized gain on open foreign futures contracts	717,380	1.43%

Net unrealized gain on open futures contracts	$976,962	1.95%

OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long	$(43,894)	(0.09)%
Short	(84)	(0.00)%
Net unrealized loss on open U.S. forward currency contracts	(43,978)	(0.09)%

Foreign Forward Currency Contracts
Long	128,635	0.25%
Short	(36,443)	(0.07)%
Net unrealized gain on open foreign forward currency contracts	92,192	0.18%

Net unrealized gain on open forward currency contracts	$48,214	0.10%

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

Seneca Global Fund, L.P.
Statements of Operations
For the Three and Six Months Ended June 30, 2013 and 2012
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Trading Gain (Loss) from Futures and Forwards
Net realized gain (loss)	$(276,389)	$(704,738)	$2,017,529	$(210,576)
Net change in unrealized loss	(322,292)	(1,747,048)	(601,578)	(3,423,980)
Brokerage commissions and trading expenses	(37,704)	(57,842)	(86,782)	(109,484)
Net gain (loss) from futures and forwards trading	(636,385)	(2,509,628)	1,329,169	(3,744,040)

Net Investment Loss
Income
Interest income	80,919	147,844	170,511	320,354
Net realized and change in unrealized gain (loss) on securities and certificates of deposit	(68,938)	(67,720)	(123,035)	75,213
Total income	11,981	80,124	47,476	395,567
Expenses
Trading Advisor management fees	131,149	232,632	275,545	466,695
Trading Advisor incentive fees	—	—	—	73,650
Cash Manager fees	9,169	12,388	17,237	23,317
General Partner fee	161,391	241,203	341,895	487,545
Selling Agent fees – General Partner	71,311	122,054	151,200	244,154
Broker dealer custodial fee – General Partner	11,243	16,546	22,775	34,757
Broker dealer servicing fee – General Partner	7,267	11,853	15,357	23,565
Administrative expenses – General Partner	236,494	244,572	519,454	458,700
Offering expenses – General Partner	115,578	153,542	232,157	279,515
Total expenses	743,602	1,034,790	1,575,620	2,091,898
Administrative and offering expenses waived	(173,494)	(122,931)	(371,406)	(181,997)
Net total expenses	570,108	911,859	1,204,214	1,909,901
Net investment loss	(558,127)	(831,735)	(1,156,738)	(1,514,334)
Net Income (Loss)	$(1,194,512)	$(3,341,363)	$172,431	$(5,258,374)

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.
Statements of Operations (continued)
For the Three and Six Months Ended June 30, 2013 and 2012
(Unaudited)

	Series A	Series B	Series C	Series I	General Partner
Three Months Ended June 30, 2013
Decrease in net asset value per unit	$(2.52)	$(2.54)	$(2.49)	$(2.81)	$(2.48)
Net loss per unit†	$(2.42)	$(2.47)	$(2.84)	$(2.19)	$(2.48)
Weighted average number of units outstanding	188,197.6448	102,701.8331	35,155.4104	166,773.3122	7,460.6309

Three Months Ended June 30, 2012
Decrease in net asset value per unit	$(4.64)	$(4.84)	$—	$(5.46)	$(5.22)
Net loss per unit†	$(4.79)	$(4.69)	$—	$(5.53)	$(5.22)
Weighted average number of units outstanding	282,586.1249	132,308.9606	—	241,106.3284	6,484.1437

	Series A	Series B	Series C	Series I	General Partner
Six Months Ended June 30, 2013
Increase (decrease) in net asset value per unit	$(0.75)	$(0.21)	$0.39	$0.05	$1.25
Net income (loss) per unit†	$(0.25)	$(0.01)	$(1.17)	$1.34	$1.25
Weighted average number of units outstanding	202,040.4499	105,060.7719	30,551.7373	186,147.4820	7,460.6309

Six Months Ended June 30, 2012
Decrease in net asset value per unit	$(7.44)	$(7.57)	$—	$(8.47)	$(7.77)
Net loss per unit†	$(7.68)	$(7.37)	$—	$(8.59)	$(7.76)
Weighted average number of units outstanding	278,808.2196	135,759.8042	—	240,378.1693	6,484.1437

† Based on weighted average number of units outstanding during the period.

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.
Statements of Cash Flows
For the Six Months Ended June 30, 2013 and 2012
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net income (loss)	$172,431	$(5,258,374)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Net change in unrealized loss from futures and forwards trading	601,578	3,423,980
Purchases of securities and certificates of deposit	(13,910,424)	(45,037,725)
Proceeds from disposition of securities and certificates of deposit	16,400,152	52,931,459
Net realized and change in unrealized (gain) loss in securities and certificates of deposit	123,035	(75,213)
Changes in
Trading Advisor management fee payable	(11,109)	(2,947)
Commissions and other trading expenses payable on open contracts	(4,683)	3,552
Cash Manager fees payable	(5,879)	(1,919)
General Partner fee payable	(11,716)	(5,090)
Selling Agent fees payable – General Partner	(6,931)	(883)
Administrative expenses payable – General Partner	(7,418)	(3,264)
Offering expenses payable – General Partner	(6,964)	(2,545)
Broker dealer custodial fee payable – General Partner	(280)	(1,104)
Broker dealer servicing fee payable – General Partner	(600)	51
Net cash provided by operating activities	3,331,192	5,969,978

Cash flows from financing activities
Subscriptions	3,439,951	6,155,024
Subscriptions received in advance	271,868	420,568
Redemptions	(13,195,278)	(6,338,508)
Net cash provided by (used in) financing activities	(9,483,459)	237,084

Net increase (decrease) in cash and cash equivalents	(6,152,267)	6,207,062
Cash and cash equivalents, beginning of period	22,118,810	18,507,703
Cash and cash equivalents, end of period	$15,966,543	$24,714,765

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$10,658,407	$21,914,387
Cash and cash equivalents	5,308,136	2,800,378
Total end of period cash and cash equivalents	$15,966,543	$24,714,765

Supplemental disclosure of cash flow information
Prior period redemptions paid	$634,037	$528,168
Prior period subscriptions received in advance	$236,268	$1,426,321

Supplemental schedule of non-cash financing activities
Redemptions payable	$306,841	$987,488

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.
Statements of Changes in Partners’ Capital (Net Asset Value)
For the Six Months Ended June 30, 2013 and 2012
(Unaudited)

	Series A		Series B		Series C		Series I		General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Six Months Ended June 30, 2013
Balance at December 31, 2012	236,423.1119	$17,300,439	110,409.9497	$9,133,773	17,608.2983	$1,604,266	219,781.2927	$21,182,358	7,460.6309	$782,908	$50,003,744
Net income (loss)		(49,565)		(782)		(35,813)		249,277		9,314	172,431
Subscriptions	22,969.9440	1,723,600	13,248.8148	1,126,114	—	—	8,374.7066	826,505	—	—	3,676,219
Redemptions	(34,526.8808)	(2,577,305)	(20,772.2489)	(1,768,580)	(14,170.2710)	(1,334,996)	(71,863.3717)	(7,187,201)	—	—	(12,868,082)
Transfers	(40,458.4660)	(3,040,265)	—	—	32,331.2053	3,039,507	—	758	—	—	—
Balance at June 30, 2013	184,407.7091	$13,356,904	102,886.5156	$8,490,525	35,769.2326	$3,272,964	156,292.6276	$15,071,697	7,460.6309	$792,222	$40,984,312

Six Months Ended June 30, 2012
Balance at December 31, 2011	269,518.2687	$23,528,145	140,857.9391	$13,684,883	—	$—	237,052.9763	$26,673,580	6,484.1437	$776,710	$64,663,318
Net loss		(2,142,066)		(1,000,897)		—		(2,065,083)		(50,328)	(5,258,374)
Subscriptions	38,694.3784	3,345,461	12,401.4230	1,199,333	—	—	27,158.0874	3,036,551	—	—	7,581,345
Redemptions	(21,874.3647)	(1,865,841)	(24,176.7752)	(2,320,128)	—	—	(23,626.1358)	(2,611,859)	—	—	(6,797,828)
Transfers	(547.1328)	(43,692)	487.7390	43,692	—	—	—	—	—	—	—
Balance at June 30, 2012	285,791.1496	$22,822,007	129,570.3259	$11,606,883	—	$—	240,584.9279	$25,033,189	6,484.1437	$726,382	$60,188,461

	Series A	Series B	Series C	Series I	General Partner
June 30, 2013	$72.43	$82.52	$91.50	$96.43	$106.19
December 31, 2012	73.18	82.73	91.11	96.38	104.94
June 30, 2012	79.86	89.58	—	104.05	112.02
December 31, 2011	87.30	97.15	—	112.52	119.79

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the periods ended June 30, 2013 and December 31, 2012, there were no such transfers between levels.

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

Income Taxes
The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through June 30, 2013. With few exceptions, the Fund is no longer subject to U.S. or state and local income tax examinations by tax authorities for years before 2009.

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

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At June 30, 2013
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$476,576	$—	$476,576
Net unrealized loss on open forward currency contracts*	—	(52,978)	(52,978)
Cash and cash equivalents:
Money market fund	1,449,721	—	1,449,721
Investments in securities:
U.S. Treasury securities*	9,186,952	—	9,186,952
U.S. government sponsored enterprise notes*	—	250,603	250,603
Commercial paper*	—	2,779,552	2,779,552
Corporate notes*	—	11,846,298	11,846,298
Certificates of deposit*	—	1,301,759	1,301,759
Total	$11,113,249	$16,125,234	$27,238,483
*See the condensed schedule of investments for further description.

At December 31, 2012
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$976,962	$—	$976,962
Net unrealized gain on open forward currency contracts*	—	48,214	48,214
Cash and cash equivalents:
Money market fund	919,650	—	919,650
Investments in securities:
U.S. Treasury securities*	5,494,988	—	5,494,988
U.S. government sponsored enterprise notes*	—	652,812	652,812
Commercial paper*	—	3,474,435	3,474,435
Corporate notes*	—	16,049,322	16,049,322
Certificates of deposit*	—	2,306,370	2,306,370
Total	$7,391,600	$22,531,153	$29,922,753
*See the condensed schedule of investments for further description.

There were no Level 3 holdings at June 30, 2013 and December 31, 2012 or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which were designated as hedging instruments. At June 30, 2013, the Fund’s derivative contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net
Equity in broker trading accounts
Net unrealized gain on open futures contracts
Agricultural commodities	$149,141	$(148,960)	$181
Currencies	267,464	(214,570)	52,894
Energy	33,230	(72,696)	(39,466)
Equity indices	80,539	(235,732)	(155,193)
Interest rate instruments	53,203	(101,860)	(48,657)
Metals	856,150	(189,333)	666,817
Net unrealized gain on open futures contracts	$1,439,727	$(963,151)	$476,576

Net unrealized gain (loss) on open forward currency contracts	$26,616	$(79,594)	$(52,978)

At June 30, 2013, there were 1,686 open futures contracts and 52 open forward currency contracts. For the three and six months ended June 30, 2013, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
Types of Exposure	Net realized gain (loss)	Net change in unrealized loss	Net realized gain (loss)	Net change in unrealized loss
Futures contracts
Agricultural commodities	$(276,828)	$37,835	$313,427	$(290,847)
Currencies	(342,004)	(45,409)	377,210	(352,739)
Energy	(841,833)	(168,351)	(1,334,831)	(54,939)
Equity indices	164,163	(81,047)	2,363,409	(532,341)
Interest rate instruments	(443,075)	(421,224)	(1,310,078)	(94,158)
Metals	2,033,048	278,107	1,932,307	824,638
Total futures contracts	293,471	(400,089)	2,341,444	(500,386)

Forward currency contracts	(565,461)	77,797	(339,788)	(101,192)
Total futures and forward currency contracts	$(271,990)	$(322,292)	$2,001,656	$(601,578)

For the three and six months ended June 30, 2013, the number of futures contracts closed were 11,657 and 24,045, respectively, and the number of forward currency contracts closed were 982 and 1,881, respectively. At December 31, 2012, the Fund’s derivative contracts had the following impact on the statements of financial condition:

Statements of Financial Condition Location	Assets	Liabilities	Net
Equity in broker trading accounts
Net unrealized gain on open futures contracts
Agricultural commodities	$339,653	$(48,625)	$291,028
Currencies	597,174	(191,541)	405,633
Energy	131,493	(116,020)	15,473
Equity indices	646,801	(269,653)	377,148
Interest rate instruments	345,546	(300,045)	45,501
Metals	246,578	(404,399)	(157,821)
Net unrealized gain on open futures contracts	$2,307,245	$(1,330,283)	$976,962

Net unrealized gain (loss) on open forward currency contracts	$228,448	$(180,234)	$48,214

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

At June 30, 2013 and December 31, 2012, the General Partner had an investment of 7,460.6309 units valued at $792,222 and $782,908, respectively.

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

To meet margin requirements, the Fund deposits funds with its brokers, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with its brokers. At June 30, 2013 and December 31, 2012, the Fund had margin requirements of $3,240,365 and $8,464,415.

7.	Administrative and Offering Expenses

The Fund reimburses the General Partner for actual monthly administrative expenses paid to various third-party service providers, including the General Partner, up to 1/12th of 0.95% of the Fund’s month-end net asset value, prorated for partial months and adjusted for weekly subscriptions and redemptions and payable monthly in arrears. Actual administrative expenses may vary; however, such administrative expenses will not exceed 0.95% of the Fund’s average annual net asset value. The administrative expenses include legal, accounting, clerical and other back office related expenses related to the administration of the Fund and all other associated costs incurred by the Fund. For the three months ended June 30, 2013 and 2012, actual administrative expenses were $236,494 and $244,572, respectively. For the six months ended June 30, 2013 and 2012, actual administrative expenses were $519,454 and $458,700, respectively. Such amounts are presented as administrative expenses in the statements of operations.

During the three months ended June 30, 2013 and 2012, the General Partner absorbed administrative expenses in excess of the 0.95% limitation of $132,335 and $89,991, respectively. During the six months ended June 30, 2013 and 2012, the General Partner absorbed administrative expenses in excess of the 0.95% limitation of $299,065 and $146,255, respectively. Such amounts are included in administrative and offering expenses waived in the statements of operations. At June 30, 2013 and December 31, 2012, $32,671 and $40,089, respectively, were payable to the General Partner for administrative expenses incurred on behalf of the Fund and not waived by the General Partner. Such amounts are presented as administrative expenses payable – General Partner in the statements of financial condition.

The Fund reimburses the General Partner for actual ongoing offering expenses, up to 1/12th of 0.75% of the Fund’s month-end net asset value pro rata for each Series of Units except for the General Partner and Series C Units, prorated for partial months and adjusted for weekly subscriptions and redemptions and payable monthly in arrears. Actual ongoing offering expenses in excess of this limitation are absorbed by the General Partner. For the three months ended June 30, 2013 and 2012, actual offering expenses were $115,578 and $153,542, respectively. For the six months ended June 30, 2013 and 2012, actual offering expenses were $232,157 and $279,515, respectively. Such amounts are presented as offering expenses in the statements of operations.

During the three months ended June 30, 2013 and 2012, the General Partner absorbed offering expenses in excess of the 0.75% limitation of $41,159 and $32,940, respectively. During the six months ended June 30, 2013 and 2012, the General Partner absorbed offering expenses in excess of the 0.75% limitation of $72,341 and $35,742, respectively. Such amounts are included in administrative and offering expenses waived in the statements of operations. At June 30, 2013 and December 31, 2012, $23,242 and $30,206, respectively, were payable to the General Partner for offering expenses incurred on behalf of the Fund and not waived by the General Partner. Such amounts are presented as offering expenses payable – General Partner in the statements of financial condition.

8.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement, subject to a minimum investment of $10,000. Subscriptions into and redemptions out of the Fund occur weekly. Each series of units will be offered to the public as of the open of business on each Wednesday at the net asset value per Unit of the relevant series at the close of the preceding business day. At June 30, 2013 and December 31, 2012, the Fund received advance subscriptions of $271,868 and $236,268, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to the end of the respective quarter.

The Fund is not required to make distributions, but may do so at the sole discretion of the General Partner. Redemptions may be made by a limited partner as of the close of business day each Tuesday at the net asset value of the redeemed Units (or portion thereof) on that day.

Series A Units redeemed prior to the first anniversary of the subscription date are subject to a redemption fee equal to the product of (i) 2% of the subscription price for such Series A Units on the subscription date divided by 52 (ii) multiplied by the number of weeks remaining before the first anniversary of the subscription date. Series B, C and I Units are not subject to the redemption fee. For the three months ended June 30, 2013 and 2012, these redemption fees were negligible.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises. The following table presents the exposure at June 30, 2013.

Country or Region	U.S. Treasury Securities	Gov’t Sponsored Enterprise Notes	Commercial Paper	Corporate Notes	Certificates of Deposit	Total	% of Partners’ Capital (Net Asset Value)
United States	$9,186,952	$250,603	$1,879,799	$8,048,085	$1,051,608	$20,417,047	49.82%
Netherlands	—	—	—	1,453,665	—	1,453,665	3.55%
Japan	—	—	249,954	504,314	250,151	1,004,419	2.45%
Canada	—	—	—	673,034	—	673,034	1.64%
Multinational	—	—	249,890	200,308	—	450,198	1.10%
United Kingdon	—	—	—	317,161	—	317,161	0.77%
France	—	—	249,914	—	—	249,914	0.61%
Denmark	—	—	—	226,226	—	226,226	0.55%
Sweden	—	—	—	225,108	—	225,108	0.55%
Hong Kong	—	—	—	198,397	—	198,397	0.48%
Singapore	—	—	149,995	—	—	149,995	0.37%
Total	$9,186,952	$250,603	$2,779,552	$11,846,298	$1,301,759	$25,365,164	61.89%

The following table presents the exposure at December 31, 2012.

Country or Region	U.S. Treasury Securities	Gov’t Sponsored Enterprise Notes	Commercial Paper	Corporate Notes	Certificates of Deposit	Total	% of Partners’ Capital (Net Asset Value)
United States	$5,494,988	$652,812	$2,024,710	$11,826,537	$2,054,535	$22,053,582	44.11%
Netherlands	—	—	—	1,279,797	—	1,279,797	2.56%
Canada	—	—	199,980	878,668	—	1,078,648	2.16%
Japan	—	—	249,997	503,456	251,835	1,005,288	2.01%
France	—	—	249,943	410,953	—	660,896	1.32%
Great Britain	—	—	249,898	250,423	—	500,321	1.00%
Multinational	—	—	249,925	200,456	—	450,381	0.90%
Germany	—	—	—	250,032	—	250,032	0.50%
Singapore	—	—	249,982	—	—	249,982	0.50%
Australia	—	—	—	226,942	—	226,942	0.45%
Denmark	—	—	—	222,058	—	222,058	0.44%
Total	$5,494,988	$652,812	$3,474,435	$16,049,322	$2,306,370	$27,977,927	55.95%

10.	Indemnifications

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

The statement of financial condition, including the condensed schedule of investments, at June 30, 2013, the statements of operations for the three and six months ended June 30, 2013 and 2012, the statements of cash flows and changes in partners’ capital (net asset value) for the six months ended June 30, 2013 and 2012, and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at June 30, 2013, results of operations for the three and six months ended June 30, 2013 and 2012, cash flows and changes in partners’ capital (net asset value) for the six months ended June 30, 2013 and 2012. The results of operations for the three and six months ended June 30, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

12.	Financial Highlights

The following information presents per unit operating performance results and other supplemental financial ratios for the three and six months ended June 30, 2013 and 2012. This information has been derived from information presented in the financial statements for limited partner units and assumes that a unit is outstanding throughout the entire period:

	Three Months Ended June 30, 2013				Three Months Ended June 30, 2012
	Series A Units	Series B Units	Series C Units†	Series I Units	Series A Units	Series B Units	Series C Units†	Series I Units
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$74.95	$85.06	$93.99	$99.24	$84.50	$94.42	$—	$109.51
Income (loss) from operations
Gain (loss) from trading (1)	(1.28)	(1.48)	(1.62)	(1.72)	(3.27)	(3.67)	—	(4.28)
Net investment loss (1)	(1.24)	(1.06)	(0.87)	(1.09)	(1.37)	(1.17)	—	(1.18)
Total income (loss) from operations	(2.52)	(2.54)	(2.49)	(2.81)	(4.64)	(4.84)	—	(5.46)
Net asset value per Unit at end of period	$72.43	$82.52	$91.50	$96.43	$79.86	$89.58	$—	$104.05

Total return (5)	(3.36)%	(2.99)%	(2.65)%	(2.83)%	(5.49)%	(5.13)%	—	(4.99)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to Trading Advisor incentive fee (2)(3)(4)	6.72%	5.11%	3.78%	4.51%	7.02%	5.45%	—	4.82%
Trading Advisor incentive fee (5)	—	—	—	—	—	—	—	—
Total expenses	6.72%	5.11%	3.78%	4.51%	7.02%	5.45%	—	4.82%

Net investment loss (2)(3)(4)(6)	(6.61)%	(5.01)%	(3.70)%	(4.38)%	(6.51)%	(4.94)%	—	(4.32)%

	Six Months Ended June 30, 2013				Six Months Ended June 30, 2012
	Series A Units	Series B Units	Series C Units†	Series I Units	Series A Units	Series B Units	Series C Units†	Series I Units
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$73.18	$82.73	$91.11	$96.38	$87.30	$97.15	—	$112.52
Income (loss) from operations
Gain (loss) from trading (1)	1.65	1.86	2.12	2.17	(4.87)	(5.46)	—	(6.36)
Net investment loss (1)	(2.40)	(2.07)	(1.73)	(2.12)	(2.57)	(2.11)	—	(2.11)
Total income (loss) from operations	(0.75)	(0.21)	0.39	0.05	(7.44)	(7.57)	—	(8.47)
Net asset value per Unit at end of period	$72.43	$82.52	$91.50	$96.43	$79.86	$89.58	—	$104.05

Total return (5)	(1.02)%	(0.25)%	0.43%	0.06%	(8.52)%	(7.80)%	—	(7.53)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to Trading Advisor incentive fee (2)(3)(4)	6.64%	5.09%	3.86%	4.51%	6.99%	5.42%	—	4.79%
Trading Advisor incentive fee (5)	—	—	—	—	0.11%	0.12%	—	0.11%
Total expenses	6.64%	5.09%	3.86%	4.51%	7.10%	5.54%	—	4.90%

Net investment loss (2)(3)(4)(6)	(6.44)%	(4.89)%	(3.69)%	(4.29)%	(5.77)%	(4.17)%	—	(3.56)%

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

For the three months ended June, 2013 and 2012, the ratios are net of 1.22% and 0.57% effect of waived administrative expenses, respectively. For the three months ended June 30, 2013 and 2012, the ratios are net of 0.42 % and 0.21% effect of waived offering expenses, respectively.

For the six months ended June 30, 2013 and 2012, the ratios are net of 1.30% and 0.45% effect of waived administrative expenses, respectively. For the six months ended June 30, 2013 and 2012, the ratios are net of 0.34% and 0.11% effect of waived offering expenses, respectively.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Trading Advisors

The Fund’s current trading advisors are Blackwater Capital Management, LLC, Estlander & Partners Ltd., Quantitative Investment Management LLC and Winton Capital Management Ltd. During the second quarter, the General Partner replaced a trading advisor, Aspect Capital Limited, with Winton Capital Management.

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

Results of Operations

The returns for Series A, B, C and I Units for the six months ended June 30, 2013 and 2012 were:

Series of Units	2013	2012
A	(1.02)%	(8.52)%
B	(0.25)%	(7.80)%
C†	0.43%	—
I	0.06%	(7.53)%

†  Series C units commenced trading on September 1, 2012.

Past performance is not necessarily indicative of future results.

2013

During the six months ended June, 2013, the Fund experienced a net realized gain on futures and forwards trading of $2,017,529, a change in unrealized loss on futures and forwards trading of $601,578 and incurred brokerage commissions of $86,782, resulting in a net gain from futures and forwards trading of $1,329,169. The Fund’s expenses during the six months ended June 30, 2013 consisted of $189,332 in selling agent, custodial and servicing fees, and $751,611 in offering expenses and administrative expenses, of which $371,406 were waived. Additionally, the Fund incurred $275,545 in trading advisor management fees, $17,237 in Cash Managers fees and a General Partner fee of $341,895. Interest income of $170,511 and net realized and change in unrealized loss on securities and certificates of deposit of $123,035, combined with Fund expenses resulted in net income of $172,431 for the six months ended June 30, 2013.

During the period ended June 30, 2013, the Fund issued $3,676,219 of Units and redeemed $12,868,082 of Units, and when combined with the net income, resulted in a net decrease in the Fund’s net asset value for the year from $50,003,744 to $40,984,312.

Discussion of monthly performance for the six months ended June 30, 2013 follows:

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

April
April, economic data in China confirmed a slowdown in growth, while U.S. GDP estimates for the first quarter were weaker than expected. This led to a sell-off in industrial commodities such as energy and base metals, and a rally in Treasury bonds. The price of gold tumbled mid-month, triggered by reports that Cyprus might sell part of its gold reserves to pay down the country’s debt. Furthermore, the current absence of global inflation has reduced the attractiveness of precious metals that are often used as a hedge against inflation. Meanwhile, the Japanese central bank continued its policy of monetary stimulus, further weakening the yen and boosting the Nikkei stock index.

The Fund entered the month with short positions in gold and copper, which profited on the decline in precious and base metals prices. The Fund also had a positive contribution from its long bond positions, particularly in the U.S., where the fixed income market rallied on disappointing economic growth. Partly offsetting these gains were losses from long exposures to declining oil markets, as well as from trend reversals in agricultural markets such as corn. Overall, the Fund finished the month with a profit of 2.38%, 2.51%, 2.63% and 2.56% for Series A, B, C and I Units, respectively.

May
In May, improving economic data in the U.S. drove stock indices higher, but also prompted the Fed to signal that it might soon taper its quantitative easing program. Fixed income markets reacted negatively to the prospect of a reduction in the Fed’s $85 billion in monthly purchases of Treasury bonds and mortgage-backed securities. U.S. 10-year Treasury bond yields jumped 46 basis points from 1.67% to 2.13% during the month, while international bond markets also sold off. Meanwhile in Japan, the high flying Nikkei index, which at one point was up 50% on the year, fell abruptly by 13% over the last 9 days of the month. This was caused by investors taking profits after signs of slowing Chinese growth and impending U.S. monetary tightening.

May proved to be a challenging month for the Fund’s trend-following strategies. The majority of losses were a result of sharp declines in global bond markets, particularly in the U.S. and Europe, which hurt the Fund’s long positions. The Fund’s trading systems responded by cutting back bond positions substantially, standing ready to reposition as new trends emerge, whether bullish or bearish. In energy markets, long positions in natural gas suffered as prices declined on higher than expected inventory levels. The Fund did however make a profit in equity indices through its long positions across the globe. The Fund was also positive in agricultural commodities, benefitting from a rally in soybeans. Overall, the Fund finished the month with a loss of 2.40%, 2.27%, 2.16% and 2.22% for Series A, B, C and I Units, respectively.

June
In June, the Fed reaffirmed its desire to phase out its quantitative easing program as long as U.S. economic data continues to improve. Markets interpreted this as the beginning of the end of an era of ultra-easy monetary policy. As a result, global equities and bonds sold off sharply. Ironically, the largest stock market declines were not in the U.S. Prospective tightening by the U.S. Federal Reserve had a greater impact in Europe, where the economic recovery lags the U.S., and in Asia and emerging markets, where a slowdown in China also worried investors. Meanwhile, the Fed’s new stance caused gold prices to plummet to levels last seen in 2010, as the risk of inflation due to loose monetary conditions diminished. The market moves in June were a continuation of the sharp and sudden trend reversals that began at the end of May.

These price patterns are particularly difficult for trend-following systems to navigate. The Fund came into June with long exposure to global equities. Although these positions were reduced significantly over the month, the Fund nevertheless saw losses in this sector, particularly in Europe and Canada. In currencies, choppy price movements in the euro and British pound sterling against the U.S. dollar were also a detriment to performance. Losses in bonds and interest rates were muted in June, despite the market sell-off, as the Fund had unwound most of its long positions relatively early in the month. By the end of the month, most of the Fund’s trading advisors had systematically moved to net short positions in fixed income instruments. On the positive side, the Fund was able to profit from the downward trend in precious metals, such as gold and silver, as well as in industrial metals, such as copper. Overall, the Fund finished the month with a loss of 3.28%, 3.16%, 3.05% and 3.11% for Series A, B, C and I Units, respectively.

2012

During the six months ended June 30, 2012, the Fund experienced a net realized loss on futures and forwards trading of $210,576, a change in unrealized loss on futures and forwards trading of $3,423,980 and incurred brokerage commissions of $109,484, resulting in a net loss from futures and forwards trading of $3,744,040. The Fund’s expenses during the six months ended June 30, 2012 consisted of $302,476 in selling agent, custodial and servicing fees, and $738,215 in offering and administrative expenses, of which $181,997 were waived. Additionally, the Fund incurred $466,695 in Trading Advisor management fees, $73,650 in Trading Advisor incentive fees, $23,317 in Cash Manager fees and a General Partner fee of $487,545. Interest income of $320,354 and net realized and change in unrealized gain on securities and certificates of deposit of $75,213, combined with Fund expenses resulted in net loss of $5,258,374 for the six months ended June 30, 2012.

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

Item 4:  Controls and Procedures

The General Partner of the Fund, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at June 30, 2013 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

There has been no change in internal control over financial reporting that occurred during the period ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Part II:  Other Information

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

A smaller reporting company is not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the six months ended June 30, 2013. Under the Partnership Agreement, redemptions may be made by a limited partner as of the close of business day each Tuesday at the net asset value of the redeemed Units (or portion thereof) on that day. Redemptions of Units during the three months ended June 30, 2013 were as follows:

	April	May	June	Total
A Units
Units redeemed	3,953.1389	2,554.0794	4,296.7369	10,803.9552
Average net asset value per Unit	$76.20	$76.51	$72.60	$74.84

B Units
Units redeemed	4,060.1159	1,883.2487	134.8501	6,078.2147
Average net asset value per Unit	$86.24	$86.82	$82.90	$86.35

C Units
Units redeemed	3,414.9574	506.7364	1,915.3071	5,837.0009
Average net asset value per Unit	$96.20	$95.99	$91.59	$94.67

I Units
Units redeemed	31,215.3187	5,464.3656	3,410.0081	40,089.6924
Average net asset value per Unit	$101.34	$102.03	$97.00	$101.06

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

The following exhibits are filed herewith or incorporated by reference.

Exhibit No.	Description of Exhibit

1.1(a)	Form of Selling Agreement

4.1(d)	Fourth Amended and Restated Limited Partnership Agreement

9.1(c)	Delaware Amended and Restated Certificate of Limited Partnership

10.1(d)	Form of Subscription Agreement

10.5(b)	Third Amended and Restated Trading Advisory Agreement with Aspect Capital Ltd.

10.6(b)	Trading Advisory Agreement with Estlander & Partners Ltd.

10.7(b)	Trading Advisory Agreement with Blackwater Capital Management, L.L.C.

10.8(e)	Trading Advisory Agreement with Quantitative Investment Management, LLC

31.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(a)	Previously filed as an exhibit to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 (SEC File No.: 333-148049) on May 23, 2008 and incorporated herein by reference.
(b)	Previously filed as an exhibit to Post-Effective Amendment No. 3 to the Registration Statement on form S-1 (SEC File No.: 333-148049) on April 19, 2011 and incorporated herein by reference.
(c)	Previously filed on May 3, 2011 with Form 8-K (File No. 000-53453), and incorporated herein by reference.
(d)	Previously filed on August 15, 2011 as an exhibit to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (Reg. No. 333-175052), and incorporated herein by reference.
(e)	Previously filed on March 28, 2013 as an exhibit to Form 10-K (File No. 000-53453), and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the U.S. Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2013	SENECA GLOBAL FUND, L.P.

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner (Principal Executive Officer)

	By:	/s/ Carl A. Serger
	Name:	Carl A. Serger
	Title:	Chief Financial Officer and Director of the General Partner (Principal Financial and Accounting Officer)