Form 10-Q
period 2013-09-30
SENECA GLOBAL FUND, L.P.
filed 2013-11-14
CIK 1414581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes ☐  No ☒

Part I: Financial Information

Item 1. Financial Statements

Seneca Global Fund, L.P.

Statements of Financial Condition

September 30, 2013 (Unaudited) and December 31, 2012 (Audited)

	September 30, 2013	December 31, 2012
Assets
Equity in broker trading accounts
Cash	$9,197,532	$19,020,911
Net unrealized gain (loss) on open futures contracts	(257,937)	976,962
Net unrealized gain on open forward currency contracts	74,644	48,214
Total equity in broker trading accounts	9,014,239	20,046,087
Cash and cash equivalents	3,980,708	3,097,899
Investments in securities, at fair value	22,973,146	25,671,557
Certificates of deposit, at fair value	701,424	2,306,370
Total assets	$36,669,517	$51,121,913

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fee payable	$60,475	$56,624
Commissions and other trading fees payable on open contracts	5,586	8,669
Cash Manager fees payable	7,578	13,574
General Partner fee payable	45,641	62,439
Selling Agent fees payable – General Partner	20,566	29,451
Administrative expenses payable – General Partner	29,290	40,089
Offering expenses payable – General Partner	20,988	30,206
Broker dealer custodial fee payable – General Partner	3,278	3,885
Broker dealer servicing fee payable – General Partner	2,255	2,927
Redemptions payable	382,148	634,037
Subscriptions received in advance	219,758	236,268
Total liabilities	797,563	1,118,169
Partners’ Capital (Net Asset Value)
General Partner Units – 7,460.6309 units outstanding at September 30, 2013 and December 31, 2012	749,444	782,908
Series A Units – 175,912.1933 and 236,423.1119 units outstanding at September 30, 2013 and December 31, 2012, respectively	11,921,653	17,300,439
Series B Units – 96,782.4562 and 110,409.9497 units outstanding at September 30, 2013 and December 31, 2012, respectively	7,501,903	9,133,773
Series C Units – 32,628.8200 and 17,608.2983 units outstanding at September 30, 2013 and December 31, 2012, respectively	2,813,822	1,604,266
Series I Units – 142,041.7861 and 219,781.2927 units outstanding at September 30, 2013 and December 31, 2012, respectively	12,885,132	21,182,358
Total partners’ capital (net asset value)	35,871,954	50,003,744
Total liabilities and partners’ capital (net asset value)	$36,669,517	$51,121,913

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments

September 30, 2013

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$400,000	11/15/13	US Treasury Note	0.50%	$400,974	1.12%
250,000	12/15/13	US Treasury Note	0.75%	250,915	0.70%
400,000	12/31/13	US Treasury Note	0.13%	400,204	1.12%
1,450,000	2/28/14	US Treasury Note	1.88%	1,463,260	4.07%
500,000	3/31/14	US Treasury Note	1.75%	504,223	1.41%
235,000	4/15/14	US Treasury Note	1.25%	237,835	0.66%
250,000	4/30/14	US Treasury Note	0.25%	250,516	0.70%
500,000	5/15/14	US Treasury Note	1.00%	504,721	1.41%
500,000	5/31/14	US Treasury Note	0.25%	500,967	1.40%
500,000	6/30/14	US Treasury Note	2.63%	512,750	1.43%
250,000	7/15/14	US Treasury Note	0.63%	251,366	0.70%
500,000	7/31/14	US Treasury Note	2.63%	512,660	1.43%
250,000	8/31/14	US Treasury Note	2.38%	255,655	0.71%
400,000	9/15/14	US Treasury Note	0.25%	400,575	1.12%
1,000,000	9/30/14	US Treasury Note	0.25%	1,001,335	2.79%
250,000	10/31/14	US Treasury Note	0.25%	250,555	0.70%
40,000	12/15/14	US Treasury Note	0.25%	40,073	0.11%
600,000	12/31/14	US Treasury Note	0.13%	599,885	1.67%
1,250,000	1/31/15	US Treasury Note	0.25%	1,251,699	3.48%
Total U.S. Treasury securities (cost: $9,629,714)				9,590,168	26.73%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$175,000	11/8/13	HSBC USA Inc.	0.15%	174,972	0.48%
Beverages
250,000	10/9/13	Bacardi Corporation	0.26%	249,986	0.70%
Charity
200,000	11/6/13	Catholic Health Initiatives	0.14%	199,972	0.55%
Diversified Financial Services
250,000	10/8/13	AXA Financial, Inc.	0.28%	249,986	0.70%
250,000	10/24/13	VNA Holding Inc.	0.29%	249,954	0.70%
Energy
250,000	10/3/13	Duke Energy Carolinas, LLC	0.25%	249,997	0.70%
250,000	10/16/13	Oglethorpe Power Corp.	0.20%	249,979	0.70%
Total U.S. commercial paper (cost: $1,624,610)				1,624,846	4.53%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$150,000	11/18/13	Bank of Nova Scotia	0.10%	149,980	0.42%
100,000	10/29/13	Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.18%	99,986	0.27%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

September 30, 2013

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield[1]
Banks (continued)
$150,000	10/8/13	Oversea-Chinese Banking Corp.	0.20%	$149,994	0.42%
250,000	11/1/13	Sumitomo Mitsui Bank	0.21%	249,955	0.70%
Energy
250,000	11/14/13	Electricite de France	0.22%	249,947	0.70%
250,000	12/2/13	GDF SUEZ	0.22%	249,905	0.70%
Total foreign commercial paper (cost: $1,149,470)				1,149,767	3.21%
Total commercial paper (cost: $2,774,080)				2,774,613	7.74%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$200,000	12/2/13	United Technologies	0.53%	200,195	0.56%
Automotive
450,000	7/31/15	Daimler Finance North America LLC	1.30%	452,944	1.25%
Banks
150,000	4/1/15	Bank of America	4.50%	160,772	0.45%
150,000	3/22/16	Bank of America	1.07%	150,540	0.42%
9,000	4/1/14	Citigroup Inc.	1.20%	9,026	0.03%
250,000	4/1/16	Citigroup Inc.	1.30%	251,109	0.70%
150,000	2/7/14	Goldman Sachs Group, Inc.	1.27%	150,578	0.42%
450,000	2/26/16	JPMorgan Chase & Co.	0.88%	451,425	1.25%
200,000	1/9/14	Morgan Stanley	0.57%	200,042	0.56%
Beverages
200,000	7/15/15	Anheuser-Busch InBev Worldwide Inc.	0.80%	201,120	0.56%
Biotechnology
400,000	12/1/14	Gilead Sciences, Inc.	2.40%	411,056	1.14%
Computers
225,000	5/30/14	Hewlett-Packard	0.66%	224,543	0.63%
100,000	9/19/14	Hewlett-Packard	1.80%	101,058	0.28%
Diversified Financial Services
250,000	5/8/14	American Honda Finance Corp.	0.72%	250,874	0.70%
200,000	8/11/15	American Honda Finance Corp.	1.00%	201,312	0.56%
200,000	6/9/14	General Electric Capital Corporation	5.65%	210,906	0.59%
125,000	1/8/16	General Electric Capital Corporation	0.47%	124,271	0.35%
225,000	4/14/14	SSIF Nevada, LP	0.97%	226,063	0.63%
200,000	10/11/13	Toyota Motor Credit Corporation	0.72%	200,352	0.56%
275,000	2/17/15	Toyota Motor Credit Corporation	1.00%	277,113	0.77%
Energy
200,000	6/30/14	Arizona Public Service Company	5.80%	210,244	0.59%
150,000	8/15/14	Public Service Electric and Gas Co.	0.85%	150,728	0.42%

The accompanying notes are an integral part of these financial statements.

 Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

September 30, 2013

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Insurance
$550,000	3/20/15	American International Group, Inc.	3.00%	$566,295	1.57%
200,000	9/30/15	Jackson National Life Global Funding	0.60%	200,565	0.56%
200,000	4/4/14	MetLife Institutional Funding II	1.17%	201,431	0.56%
Manufacturing
250,000	2/9/15	Caterpillar Financial Services Corp.	0.62%	250,704	0.70%
275,000	10/9/15	General Electric Company	0.85%	276,557	0.77%
Media
100,000	4/30/15	NBCUniversal Media, LLC	3.65%	106,314	0.30%
100,000	4/15/16	NBCUniversal Media, LLC	0.81%	100,202	0.28%
200,000	12/1/15	Walt Disney Company	0.45%	199,654	0.56%
Pharmaceutical
200,000	11/6/15	AbbVie Inc.	1.03%	201,794	0.56%
150,000	2/12/15	Express Scripts Holding Company	2.10%	152,908	0.43%
75,000	5/18/16	Merck & Co., Inc.	0.45%	75,089	0.21%
225,000	2/10/14	Novartis Capital Corporation	4.13%	229,517	0.64%
Telecommunication
225,000	2/13/15	AT&T Inc.	0.88%	225,400	0.63%
175,000	3/6/15	Verizon Communications Inc.	0.46%	174,989	0.49%
Total U.S. corporate notes (cost: $7,799,602)				7,777,690	21.68%

Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Automotive
$300,000	4/1/14	Volkswagen International Finance NV	0.88%	300,500	0.84%
Banks
225,000	4/14/14	Danske Bank A/S	1.32%	226,059	0.63%
200,000	6/9/14	ING Bank NV	1.66%	201,675	0.56%
200,000	9/25/15	ING Bank NV	1.89%	204,253	0.57%
225,000	5/13/16	Nordea Bank AB	0.72%	225,134	0.63%
350,000	3/18/16	Rabobank Nederland	0.73%	351,363	0.98%
Energy
300,000	10/1/15	BP Capital Markets PLC	3.13%	318,947	0.89%
400,000	11/14/14	Canadian Natural Resources Limited	1.45%	404,431	1.12%
200,000	5/9/16	CNOOC FIN 2013 Ltd	1.13%	200,094	0.56%
400,000	5/20/16	Petrobras Global Finance BV	1.88%	398,219	1.11%
Total foreign corporate notes (cost: $2,834,011)				2,830,675	7.89%
Total corporate notes (cost: $10,633,613)				10,608,365	29.57%

Total investments in securities (cost: $23,037,407)				$22,973,146	64.04%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

September 30, 2013

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
CERTIFICATES OF DEPOSIT
U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$200,000	6/9/14	Credit Suisse Group AG (NY)	0.50%	$200,528	0.56%
250,000	10/15/13	Norinchukin Bank (NY)	0.32%	250,386	0.70%
Total U.S. certificates of deposit (cost: $450,000)				450,914	1.26%

Foreign Certificates of Deposits
Face Value	Maturity Date	Name	Yield[1]
Banks
$250,000	5/9/14	Sumitomo Mitsui Bank	0.38%	250,510	0.70%
Total foreign certificates of deposit (cost: $250,000)				250,510	0.70%
Total certificates of deposit (cost: $700,000)				$701,424	1.96%

OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
		Agricultural commodities		$13,978	0.04%
		Currencies		235,708	0.66%
		Energy		(96,969)	(0.27)%
		Equity indices		(106,937)	(0.30)%
		Interest rate instruments		52,591	0.15%
		Metals		(121,238)	(0.34)%
Net unrealized loss on open long U.S. futures contracts				(22,867)	(0.06)%

Short U.S. Futures Contracts
		Agricultural commodities		48,920	0.14%
		Currencies		(84,992)	(0.24)%
		Energy		22,680	0.06%
		Equity indices		(1,378)	(0.00)%
		Interest rate instruments		(17,158)	(0.05)%
		Metals		(151,096)	(0.42)%
Net unrealized loss on open short U.S. futures contracts				(183,024)	(0.51)%

Total U.S. futures contracts - net unrealized loss on open U.S. futures contracts				(205,891)	(0.57)%

Long Foreign Futures Contracts
		Agricultural commodities		22,693	0.06%
		Currencies		(17,166)	(0.05)%
		Equity indices		(97,637)	(0.27)%
		Interest rate instruments		142,636	0.40%
Net unrealized gain on open long foreign futures contracts				50,526	0.14%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

September 30, 2013

(Unaudited)

Description	Fair Value	% of Partners' Capital (Net Asset Value)
Short Foreign Futures Contracts
Agricultural commodities	$(47)	(0.00)%
Equity indices	939	0.00%
Interest rate instruments	(103,464)	(0.29)%
Net unrealized loss on open short foreign futures contracts	(102,572)	(0.29)%

Total foreign futures contracts - net unrealized loss on open foreign futures contracts	(52,046)	(0.15)%

Net unrealized loss on open futures contracts	$(257,937)	(0.72)%

OPEN FORWARD CURRENCY CONTRACTS
Foreign Forward Currency Contracts
Long	$(9,651)	(0.03)%
Short	84,295	0.23%
Net unrealized gain on open foreign forward currency contracts	74,644	0.21%

Net unrealized gain on open forward currency contracts	$74,644	0.21%

1 Represents the annualized yield at date of purchase for discount securities, the stated coupon rate for coupon-bearing 0.21% securities, or the stated interest rate for certificates of deposit.

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
U.S. Certificates of Deposits
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
U.S Forward Currency Contracts
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

Seneca Global Fund, L.P.

Statements of Operations

For the Three and Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Trading Loss from Futures and Forwards
Net realized gain (loss)	$(1,327,631)	$(2,179,600)	$689,898	$(2,390,177)
Net change in unrealized gain (loss)	(606,891)	2,207,718	(1,208,469)	(1,216,261)
Brokerage commissions and trading expenses	(28,768)	(47,242)	(115,550)	(156,726)
Net loss from futures and forwards trading	(1,963,290)	(19,124)	(634,121)	(3,763,164)

Net Investment Loss
Income
Interest income	72,079	166,665	242,590	487,019
Net realized and change in unrealized gain (loss) on securities and certificates of deposit	(18,452)	(13,057)	(141,487)	62,156
Total income	53,627	153,608	101,103	549,175
Expenses
Trading Advisor management fees	119,216	224,599	394,761	691,294
Trading Advisor incentive fees	—	—	—	73,650
Cash Manager fees	8,206	11,680	25,443	34,997
General Partner fee	143,261	228,803	485,156	716,348
Selling Agent fees – General Partner	63,426	113,293	214,626	357,447
Broker dealer custodial fee – General Partner	10,294	15,332	33,069	50,089
Broker dealer servicing fee – General Partner	6,764	10,981	22,121	34,546
Administrative expenses – General Partner	206,859	185,946	726,313	644,646
Offering expenses – General Partner	137,671	177,849	369,828	457,364
Total expenses	695,697	968,483	2,271,317	3,060,381
Administrative and offering expenses waived	(186,134)	(104,177)	(557,540)	(286,174)
Net total expenses	509,563	864,306	1,713,777	2,774,207
Net investment loss	(455,936)	(710,698)	(1,612,674)	(2,225,032)
Net Loss	$(2,419,226)	$(729,822)	$(2,246,795)	$(5,988,196)

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Statements of Operations (continued)

For the Three and Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	Series A	Series B	Series C	Series I	General Partner
Three Months Ended September 30, 2013
Decrease in net asset value per unit	$(4.66)	$(5.01)	$(5.26)	$(5.72)	$(5.74)
Net loss per unit†	$(4.64)	$(4.97)	$(5.20)	$(5.74)	$(5.73)
Weighted average number of units outstanding	179,590.0781	101,142.0607	34,421.2151	149,797.7873	7,460.6309

Three Months Ended September 30, 2012
Decrease in net asset value per unit	$(1.28)	$(1.09)	$(2.87)	$(1.11)	$(0.57)
Net loss per unit†	$(1.02)	$(1.02)	$(2.86)	$(1.06)	$(0.57)
Weighted average number of units outstanding	269,268.9265	127,887.1111	23,949.7363	238,144.2662	6,484.1437

	Series A	Series B	Series C	Series I	General Partner
Nine Months Ended September 30, 2013
Decrease in net asset value per unit	$(5.41)	$(5.22)	$(4.87)	$(5.67)	$(4.49)
Net loss per unit†	$(4.54)	$(4.86)	$(6.80)	$(3.50)	$(4.49)
Weighted average number of units outstanding	194,823.5752	103,710.7130	31,577.7789	174,593.0896	7,460.6309

Nine Months Ended September 30, 2012
Decrease in net asset value per unit	$(8.72)	$(8.66)	$(2.87)	$(9.58)	$(8.34)
Net loss per unit†	$(8.81)	$(8.49)	$(2.86)	$(9.67)	$(8.33)
Weighted average number of units outstanding	274,294.2093	133,229.6748	23,949.7363	239,463.9322	6,484.1437

† Based on weighted average number of units outstanding during the period.

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Statements of Cash Flows

For the Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net loss	$(2,246,795)	$(5,988,196)
Adjustments to reconcile net loss to net cash provided by operating activities
Net change in unrealized loss from futures and forwards trading	1,208,469	1,216,261
Purchases of securities and certificates of deposit	(35,819,107)	(65,973,749)
Proceeds from disposition of securities and certificates of deposit	39,980,977	75,146,473
Net realized and change in unrealized (gain) loss in securities and certificates of deposit	141,487	(62,156)
Changes in
Trading Advisor management fee payable	3,851	(7,535)
Commissions and other trading expenses payable on open contracts	(3,083)	733
Cash Manager fees payable	(5,996)	(5,219)
General Partner fee payable	(16,798)	(7,203)
Selling Agent fees payable – General Partner	(8,885)	(5,785)
Administrative expenses payable – General Partner	(10,799)	(4,599)
Offering expenses payable – General Partner	(9,218)	(5,068)
Broker dealer custodial fee payable – General Partner	(607)	(1,249)
Broker dealer servicing fee payable – General Partner	(672)	(364)
Net cash provided by operating activities	3,212,824	4,302,344

Cash flows from financing activities
Subscriptions	4,715,506	8,540,841
Subscriptions received in advance	219,758	335,069
Redemptions	(17,088,658)	(9,881,542)
Net cash used in financing activities	(12,153,394)	(1,005,632)

Net increase (decrease) in cash and cash equivalents	(8,940,570)	3,296,712
Cash and cash equivalents, beginning of period	22,118,810	18,507,703
Cash and cash equivalents, end of period	$13,178,240	$21,804,415

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$9,197,532	$20,454,144
Cash and cash equivalents	3,980,708	1,350,271
Total end of period cash and cash equivalents	$13,178,240	$21,804,415

Supplemental disclosure of cash flow information
Prior period redemptions paid	$634,037	$528,168
Prior period subscriptions received in advance	$236,268	$1,426,321

Supplemental schedule of non-cash financing activities
Redemptions payable	$382,148	$443,153

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Statements of Changes in Partners’ Capital (Net Asset Value)

For the Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	Series A		Series B		Series C		Series I		General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Nine Months Ended September 30, 2013
Balance at December 31, 2012	236,423.1119	$17,300,439	110,409.9497	$9,133,773	17,608.2983	$1,604,266	219,781.2927	$21,182,358	7,460.6309	$782,908	$50,003,744
Net loss		(883,693)		(503,622)		(214,860)		(611,156)		(33,464)	(2,246,795)
Subscriptions	31,704.7135	2,342,655	16,948.5508	1,423,914	—	—	12,129.3768	1,185,205	—	—	4,951,774
Redemptions	(48,639.5071)	(3,573,817)	(31,316.8837)	(2,611,748)	(19,106.9159)	(1,779,170)	(89,868.8834)	(8,872,034)	—	—	(16,836,769)
Transfers	(43,576.1250)	(3,263,931)	740.8394	59,586	34,127.4376	3,203,586	—	759	—	—	—
Balance at September 30, 2013	175,912.1933	$11,921,653	96,782.4562	$7,501,903	32,628.8200	$2,813,822	142,041.7861	$12,885,132	7,460.6309	$749,444	$35,871,954

Nine Months Ended September 30, 2012
Balance at December 31, 2011	269,518.2687	$23,528,145	140,857.9391	$13,684,883	—	$—	237,052.9763	$26,673,580	6,484.1437	$776,710	$64,663,318
Net loss		(2,417,198)		(1,131,733)		(68,485)		(2,316,751)		(54,029)	(5,988,196)
Subscriptions	51,244.5163	4,354,954	15,868.2599	1,517,077	—	—	37,108.3748	4,095,131	—	—	9,967,162
Redemptions	(35,072.3180)	(2,940,829)	(30,469.2322)	(2,898,403)	(1,231.0827)	(121,056)	(35,032.5079)	(3,836,239)	—	—	(9,796,527)
Transfers	(30,585.5028)	(2,479,701)	487.7390	43,692	24,360.0972	2,436,009	—	—	—	—	—
Balance at September 30, 2012	255,104.9642	$20,045,371	126,744.7058	$11,215,516	23,129.0145	$2,246,468	239,128.8432	$24,615,721	6,484.1437	$722,681	$58,845,757

	Series A	Series B	Series C	Series I	General Partner
September 30, 2013	$67.77	$77.51	$86.24	$90.71	$100.45
December 31, 2012	73.18	82.73	91.11	96.38	104.94
September 30, 2012	78.58	88.49	97.13	102.94	111.45
December 31, 2011	87.30	97.15	—	112.52	119.79

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

The Fund uses commodity trading advisors to engage in the speculative trading of futures contracts, forward currency contracts and other financial instruments traded in the United States (“U.S.”) and internationally. The Fund does not currently use options or swaps as part of its trading system, but may employ them in the future. Each commodity trading advisor uses a proprietary, systematic trading system that deploys multiple trading strategies using derivatives that seeks to identify and exploit directional moves in market behavior to a broad and diversified range of global markets including equity indices, currencies, interest rate instruments, energy, metals and agricultural commodities.

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

Fair Value of Financial Instruments

Financial instruments are recorded at fair value, the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Assets and liabilities recorded at fair value are classified within a fair value hierarchy based upon the level of judgment associated with the inputs used to measure their value. This fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).   The three levels of the fair value hierarchy are described below:

● Level 1–	Fair value is based on unadjusted quoted prices for identical instruments in active markets. Financial instruments using Level 1 inputs include futures contracts, money market funds and U.S. Treasury securities.

● Level 2–	Fair value is based on quoted prices for similar instruments in active markets and inputs other than quoted prices that are observable for the financial instrument, such as interest rates and yield curves that are observable at commonly quoted intervals using a market approach. Financial instruments using Level 2 inputs include forward currency contracts, certificates of deposit, commercial paper, corporate notes and U.S. and foreign government sponsored enterprise notes.

● Level 3–	Fair value is based on valuation techniques in which one or more significant inputs are unobservable. The Fund has no financial instruments using Level 3 inputs.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the periods ended September 30, 2013 and December 31, 2012, there were no such transfers between levels.

A description of the valuation techniques applied to the Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows.

The investment in money market fund, included in cash and cash equivalents in the statements of financial condition, and futures contracts, all of which are exchange-traded, are valued using quoted market prices for identical assets and are classified within Level 1.The fair values of forward currency contracts are based upon third-party quoted dealer values on the interbank market and are classified within Level 2.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through September 30, 2013. With few exceptions, the Fund is no longer subject to U.S. or state and local income tax examinations by tax authorities for years before 2009.

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

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At September 30, 2013
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized loss on open futures contracts*	$(257,937)	$—	$(257,937)
Net unrealized gain on open forward currency contracts*	—	74,644	74,644
Cash and cash equivalents:
Money market fund	979,191	—	979,191
Investments in securities:
U.S. Treasury securities*	9,590,168	—	9,590,168
U.S. government sponsored enterprise notes*	—	—	—
Commercial paper*	—	2,774,613	2,774,613
Corporate notes*	—	10,608,365	10,608,365
Certificates of deposit*	—	701,424	701,424
Total	$10,311,422	$14,159,046	$24,470,468

*See the condensed schedule of investments for further description.

At December 31, 2012
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$976,962	$—	$976,962
Net unrealized gain on open forward currency contracts*	—	48,214	48,214
Cash and cash equivalents:
Money market fund	919,650	—	919,650
Investments in securities:
U.S. Treasury securities*	5,494,988	—	5,494,988
U.S. government sponsored enterprise notes*	—	652,812	652,812
Commercial paper*	—	3,474,435	3,474,435
Corporate notes*	—	16,049,322	16,049,322
Certificates of deposit*	—	2,306,370	2,306,370
Total	$7,391,600	$22,531,153	$29,922,753

*See the condensed schedule of investments for further description.

There were no Level 3 holdings at September 30, 2013 and December 31, 2012 or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which were designated as hedging instruments. At September 30, 2013, the Fund’s derivative contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$193,386	$(107,842)	$85,544
Currencies	290,866	(157,316)	133,550
Energy	23,853	(98,142)	(74,289)
Equity indices	119,243	(324,256)	(205,013)
Interest rate instruments	202,012	(127,407)	74,605
Metals	94,450	(366,784)	(272,334)
Net unrealized gain (loss) on open futures contracts	$923,810	$(1,181,747)	$(257,937)

Net unrealized gain on open forward currency contracts	$107,593	$(32,949)	$74,644

At September 30, 2013, there were 2,494 open futures contracts and 92 open forward currency contracts. For the three and nine months ended September 30, 2013, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(128,869)	$85,363	$184,558	$(205,484)
Currencies	(736,411)	80,656	(359,201)	(272,083)
Energy	(324,704)	(34,823)	(1,659,535)	(89,762)
Equity indices	320,440	(49,820)	2,683,849	(582,161)
Interest rate instruments	(175,133)	123,262	(1,485,211)	29,104
Metals	(201,353)	(939,151)	1,730,950	(114,513)
Total futures contracts	(1,246,030)	(734,513)	1,095,414	(1,234,899)

Forward currency contracts	(96,342)	127,622	(436,130)	26,430
Total futures and forward currency contracts	$(1,342,372)	$(606,891)	$659,284	$(1,208,469)

For the three and nine months ended September 30, 2013, the number of futures contracts closed were 6,627 and 30,672 respectively, and the number of forward currency contracts closed were 112 and 1,993, respectively.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at September 30, 2013 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

JP Morgan Securities, LLC	$(442,205)	$—	$—	$(442,205)
Newedge UK Financial Ltd	74,644	—	—	74,644
Newedge USA, LLC	184,268	—	—	184,268
Total	$(183,293)	$—	$—	$(183,293)

At December 31, 2012, the Fund’s derivative contracts had the following impact on the statements of financial condition:

		Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$339,653	$(48,625)	$291,028
Currencies	597,174	(191,541)	405,633
Energy	131,493	(116,020)	15,473
Equity indices	646,801	(269,653)	377,148
Interest rate instruments	345,546	(300,045)	45,501
Metals	246,578	(404,399)	(157,821)
Net unrealized gain (loss) on open futures contracts	$2,307,245	$(1,330,283)	$976,962

Net unrealized gain on open forward currency contracts	$228,448	$(180,234)	$48,214

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

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2012 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
JP Morgan Securities, LLC	$778,539	$—	$—	$778,539
Newedge UK Financial Ltd	48,214	—	—	48,214
Newedge USA, LLC	198,423	—	—	198,423
Total	$1,025,176	$—	$—	$1,025,176

4.	General Partner

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

At September 30, 2013 and December 31, 2012, the General Partner had an investment of 7,460.6309 units valued at $749,444 and $782,908, respectively.

The General Partner earns the following compensation:

▪	General Partner Fee – each Series of Units, other than General Partner Units, incurs a monthly fee equal to 1/12th of 1.5% of the respective Series’ month-end net asset value, prorated for partial months and adjusted for weekly subscriptions and redemptions, and payable in arrears.

▪	Selling Agent Fees – the General Partner charges Series A Units a monthly fee equal to 1/12th of 2% of the outstanding Series A Units’ month-end net asset value, prorated for partial months and adjusted for weekly subscriptions and redemptions, and payable in arrears. The General Partner pays to the selling agents an upfront fee of 2% of the aggregate subscription amount for the sale of Series A Units. Beginning in the 13th month, the General Partner pays the selling agents a monthly fee in arrears equal to 1/12th of 2.00% of the outstanding Series A Units’ month-end net asset value, prorated for partial months and adjusted for weekly subscriptions and redemptions. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fee are retained by the General Partner.

▪	Broker Dealer Servicing Fee – the General Partner charges Series A Units a monthly fee equal to 1/12th of 0.15% of their month-end net asset value, prorated for partial months and adjusted for weekly subscriptions and redemptions. The Series B Units which are not subject to a broker dealer custodial fee incur a monthly fee equal to 1/12th of 0.6% of their month-end net asset value, prorated for partial months and adjusted for weekly subscriptions and redemptions. These fees are payable in arrears to the selling agents by the General Partner. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fee are retained by the General Partner

▪	Broker Dealer Custodial Fee – the General Partner charges Series B Units that are held by broker dealers who act as custodian for Series B Units for the benefit of the limited partners, a monthly fee to such broker dealers equal to 1/12th of 0.6% of the outstanding Series B Units’ month-end net asset value, prorated for partial months and adjusted for weekly subscriptions and redemptions. These fees are payable in arrears to the selling agents by the General Partner.

5.	Trading Advisors and Cash Managers

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

To meet margin requirements, the Fund deposits funds with its brokers, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with its brokers. At September 30, 2013 and December 31, 2012, the Fund had margin requirements of $4,937,244 and $8,464,415.

7.	Administrative and Offering Expenses

The Fund reimburses the General Partner for actual monthly administrative expenses paid to various third-party service providers, including the General Partner, up to 1/12th of 0.95% of the Fund’s month-end net asset value, prorated for partial months and adjusted for weekly subscriptions and redemptions and payable monthly in arrears. Actual administrative expenses may vary; however, such administrative expenses will not exceed 0.95% of the Fund’s average annual net asset value. The administrative expenses include legal, accounting, clerical and other back office related expenses related to the administration of the Fund and all other associated costs incurred by the Fund. For the three months ended September 30, 2013 and 2012, actual administrative expenses were $206,859 and $185,946, respectively. For the nine months ended September 30, 2013 and 2012, actual administrative expenses were $726,313 and $644,646, respectively. Such amounts are presented as administrative expenses in the statements of operations.

During the three months ended September 30, 2013 and 2012, the General Partner absorbed administrative expenses in excess of the 0.95% limitation of $114,284 and $39,261, respectively. During the nine months ended September 30, 2013 and 2012, the General Partner absorbed administrative expenses in excess of the 0.95% limitation of $413,349 and $185,516, respectively. Such amounts are included in administrative and offering expenses waived in the statements of operations. At September 30, 2013 and December 31, 2012, $29,290 and $40,089, respectively, were payable to the General Partner for administrative expenses incurred on behalf of the Fund and not waived by the General Partner. Such amounts are presented as administrative expenses payable – General Partner in the statements of financial condition.

The Fund reimburses the General Partner for actual ongoing offering expenses, up to 1/12th of 0.75% of the Fund’s month-end net asset value pro rata for each Series of Units except for the General Partner and Series C Units, prorated for partial months and adjusted for weekly subscriptions and redemptions and payable monthly in arrears. Actual ongoing offering expenses in excess of this limitation are absorbed by the General Partner. For the three months ended September 30, 2013 and 2012, actual offering expenses were $137,671 and $177,849, respectively. For the nine months ended September 30, 2013 and 2012, actual offering expenses were $369,828 and $457,364, respectively. Such amounts are presented as offering expenses in the statements of operations.

During the three months ended September 30, 2013 and 2012, the General Partner absorbed offering expenses in excess of the 0.75% limitation of $71,850 and $64,916, respectively. During the nine months ended September 30, 2013 and 2012, the General Partner absorbed offering expenses in excess of the 0.75% limitation of $144,191 and $100,658, respectively. Such amounts are included in administrative and offering expenses waived in the statements of operations. At September 30, 2013 and December 31, 2012, $20,988 and $30,206, respectively, were payable to the General Partner for offering expenses incurred on behalf of the Fund and not waived by the General Partner. Such amounts are presented as offering expenses payable – General Partner in the statements of financial condition.

8.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement, subject to a minimum investment of $10,000. Subscriptions into and redemptions out of the Fund occur weekly. Each series of units will be offered to the public as of the open of business on each Wednesday at the net asset value per Unit of the relevant series at the close of the preceding business day. At September 30, 2013 and December 31, 2012, the Fund received advance subscriptions of $219,758 and $236,268, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to the end of the respective quarter.

The Fund is not required to make distributions, but may do so at the sole discretion of the General Partner. Redemptions may be made by a limited partner as of the close of business day each Tuesday at the net asset value of the redeemed Units (or portion thereof) on that day.

Series A Units redeemed prior to the first anniversary of the subscription date are subject to a redemption fee equal to the product of (i) 2% of the subscription price for such Series A Units on the subscription date divided by 52 (ii) multiplied by the number of weeks remaining before the first anniversary of the subscription date. Series B, C and I Units are not subject to the redemption fee. For the three months ended September 30, 2013 and 2012, these redemption fees were negligible.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises.  The following table presents the exposure at September 30, 2013.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Certificates of Deposit	Total	% of Partners' Capital (Net Asset Value)
United States	$9,590,168	$1,624,846	$7,777,690	$450,914	$19,443,618	54.20%
Netherlands	—	—	1,456,010	—	1,456,010	4.06%
Japan	—	349,941	—	250,510	600,451	1.67%
Canada	—	149,980	404,431	—	554,411	1.55%
France	—	499,852	—	—	499,852	1.39%
United Kingdom	—	—	318,947	—	318,947	0.89%
Denmark	—	—	226,059	—	226,059	0.63%
Sweden	—	—	225,134	—	225,134	0.63%
Hong Kong	—	—	200,094	—	200,094	0.56%
Singapore	—	149,994	—	—	149,994	0.42%
Total	$9,590,168	$2,774,613	$10,608,365	$701,424	$23,674,570	66.00%

The following table presents the exposure at December 31, 2012.

Country or Region	U.S. Treasury Securities	Gov't Sponsored Enterprise Notes	Commercial Paper	Corporate Notes	Certificates of Deposit	Total	% of Partners' Capital (Net Asset Value)
United States	$5,494,988	$652,812	$2,024,710	$11,826,537	$2,054,535	$22,053,582	44.11%
Netherlands	—	—	—	1,279,797	—	1,279,797	2.56%
Canada	—	—	199,980	878,668	—	1,078,648	2.16%
Japan	—	—	249,997	503,456	251,835	1,005,288	2.01%
France	—	—	249,943	410,953	—	660,896	1.32%
Great Britain	—	—	249,898	250,423	—	500,321	1.00%
Multinational	—	—	249,925	200,456	—	450,381	0.90%
Germany	—	—	—	250,032	—	250,032	0.50%
Singapore	—	—	249,982	—	—	249,982	0.50%
Australia	—	—	—	226,942	—	226,942	0.45%
Denmark	—	—	—	222,058	—	222,058	0.44%
Total	$5,494,988	$652,812	$3,474,435	$16,049,322	$2,306,370	$27,977,927	55.95%

10.	Indemnifications

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

The statement of financial condition, including the condensed schedule of investments, at September 30, 2013, the statements of operations for the three and nine months ended September 30, 2013 and 2012, the statements of cash flows and changes in partners’ capital (net asset value) for the nine months ended September 30, 2013 and 2012, and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at September 30, 2013, results of operations for the three and nine months ended September 30, 2013 and 2012, cash flows and changes in partners’ capital (net asset value) for the nine months ended September 30, 2013 and 2012. The results of operations for the three and nine months ended September 30, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

12.	Financial Highlights

The following information presents per unit operating performance results and other supplemental financial ratios for the three and nine months ended September 30, 2013 and 2012. This information has been derived from information presented in the financial statements for limited partner units and assumes that a unit is outstanding throughout the entire period:

	Three Months Ended September 30, 2013				Three Months Ended September 30, 2012
	Series A Units	Series B Units	Series C Units†	Series I Units	Series A Units	Series B Units	Series C Units†	Series I Units
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$72.43	$82.52	$91.50	$96.43	$79.86	$89.58	$100.00	$104.05

Loss from operations
Loss from trading (1)	(3.58)	(4.09)	(4.54)	(4.78)	(0.04)	(0.08)	(2.63)	(0.10)
Net investment loss (1)	(1.08)	(0.92)	(0.72)	(0.94)	(1.24)	(1.01)	(0.24)	(1.01)

Total loss from operations	(4.66)	(5.01)	(5.26)	(5.72)	(1.28)	(1.09)	(2.87)	(1.11)
Net asset value per Unit at end of period	$67.77	$77.51	$86.24	$90.71	$78.58	$88.49	$97.13	$102.94

Total return (5)	(6.43)%	(6.07)%	(5.75)%	(5.93)%	(1.60)%	(1.22)%	(2.87)%	(1.07)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to Trading Advisor incentive fee (2)(3)(4)	6.70%	5.17%	3.80%	4.57%	7.15%	5.44%	1.96%	4.83%
Trading Advisor incentive fee (5)	—	—	—	—	—	—	—	—
Total expenses	6.70%	5.17%	3.80%	4.57%	7.15%	5.44%	1.96%	4.83%

Net investment loss (2)(3)(4)(6)	(6.14)%	(4.61)%	(3.24)%	(4.01)%	(6.12)%	(4.43)%	(1.46)%	(3.81)%

	Nine Months Ended September 30, 2013				Nine Months Ended September 30, 2012
	Series A Units	Series B Units	Series C Units†	Series I Units	Series A Units	Series B Units	Series C Units†	Series I Units
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$73.18	$82.73	$91.11	$96.38	$87.30	$97.15	$100.00	$112.52
Loss from operations
Loss from trading (1)	(1.93)	(2.22)	(2.41)	(2.61)	(4.89)	(5.55)	(2.63)	(6.46)
Net investment loss (1)	(3.48)	(3.00)	(2.46)	(3.06)	(3.83)	(3.11)	(0.24)	(3.12)

Total loss from operations	(5.41)	(5.22)	(4.87)	(5.67)	(8.72)	(8.66)	(2.87)	(9.58)
Net asset value per Unit at end of period	$67.77	$77.51	$86.24	$90.71	$78.58	$88.49	$97.13	$102.94

Total return (5)	(7.39)%	(6.30)%	(5.35)%	(5.88)%	(9.99)%	(8.92)%	(2.87)%	(8.52)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to Trading Advisor incentive fee (2)(3)(4)	6.66%	5.12%	3.87%	4.52%	7.05%	5.41%	1.96%	4.79%
Trading Advisor incentive fee (5)	—	—	—	—	0.12%	0.12%	—	0.12%
Total expenses	6.66%	5.12%	3.87%	4.52%	7.17%	5.53%	1.96%	4.91%

Net investment loss (2)(3)(4)(6)	(6.35)%	(4.81)%	(3.57)%	(4.21)%	(5.89)%	(4.23)%	(1.46)%	(3.63)%

†	Series C units commenced trading on September 1, 2012.

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

For the three months ended September 30, 2013 and 2012, the ratios are net of 1.19% and 0.26% effect of waived administrative expenses, respectively. For the three months ended September 30, 2013 and 2012, the ratios are net of 0.83% and 0.44% effect of waived offering expenses, respectively.

For the nine months ended September 30, 2013 and 2012, the ratios are net of 1.27% and 0.38% effect of waived administrative expenses, respectively. For the nine months ended September 30, 2013 and 2012, the ratios are net of 0.48% and 0.22% effect of waived offering expenses, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Trading Advisors

The Fund’s current trading advisors are Blackwater Capital Management, LLC, Estlander & Partners Ltd., Quantitative Investment Management LLC and Winton Capital Management Ltd (Winton).

Effective June 12, 2013, the General Partner decided to remove Aspect Capital Ltd. as a trading advisor to the Fund and allocate assets to Winton, a new trading advisor to the Fund.

As part of its manager selection process, the General Partner strives to identify the best trading advisors available relative to the Fund’s objectives. The General Partner believes that the addition of Winton’s Diversified Program provides diversification of trading models and market strategies for the Fund.

The Winton Diversified Program is in many ways a natural fit for the Seneca Global Fund, L.P. as a systematic, diversified, futures trading program. It provides diversification for the Fund due to its longer term trend-following approach, as well as its large allocation to non-trend strategies.

Winton is a registered Commodity Trading Advisor and NFA member, managing over $25 billion in assets. Winton’s headquarters are located in London, England. Winton began trading the Winton Diversified Program in October 1997, and the firm’s founder, David Harding, has more than 25 years’ experience developing systematic trading models. Winton also has one of the largest investment research departments in the managed futures industry, with over 120 researchers currently on staff.

The Winton Diversified Program trades in global futures markets across a broad range of sectors, including bonds and interest rates, stock indices, currencies, energy, metals and agricultural commodities. It also trades in over-the-counter currency forward contracts. The Program trades in over 100 markets in total. The Program employs a quantitative or systematic approach, meaning that trading is driven by computer models rather than human discretion. The Program blends trend-following systems over multiple time frames, with more weight assigned to longer term trends. While trend-following is the Program’s primary trading style, there is a significant portfolio allocation to non-trend strategies.

At September 30, 2013, the allocation of trading levels to the Trading Advisors was as follows:

Blackwater	16%
Estlander	26%
QIM	24%
Winton	34%

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

Results of Operations

The returns for Series A, B, C and I Units for the nine months ended September 30, 2013 and 2012 were:

Series of Units	2013	2012
A	(7.39)%	(9.99)%
B	(6.30)%	(8.92)%
C†	(5.35)%	(2.87)%
I	(5.88)%	(8.52)%
†	Series C units commenced trading on September 1, 2012.

Past performance is not necessarily indicative of future results.

2013

During the nine months ended September 30, 2013, the Fund experienced a net realized gain on futures and forwards trading of $689,898, a change in unrealized loss on futures and forwards trading of $1,208,469 and incurred brokerage commissions of $115,550, resulting in a net loss from futures and forwards trading of $634,121. The Fund’s expenses during the nine months ended September 30, 2013 consisted of $269,816 in selling agent, custodial and servicing fees, and $1,096,141 in offering expenses and administrative expenses, of which $557,540 were waived. Additionally, the Fund incurred $394,761 in trading advisor management fees, $25,443 in Cash Managers fees and a General Partner fee of $485,156. Interest income of $242,590 and net realized and change in unrealized loss on securities and certificates of deposit of $141,487, combined with Fund expenses resulted in net loss of $2,246,795 for the nine months ended September 30, 2013.

During the period ended September 30, 2013, the Fund issued $4,951,774 of Units and redeemed $16,836,769 of Units, and when combined with the net income, resulted in a net decrease in the Fund’s net asset value for the year from $50,003,744 to $35,871,954.

Discussion of monthly performance for the nine months ended September 30, 2013 follows:

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

July

In July, global equity indices rebounded from their losses in the prior month. This was a result of central banks seeking to reassure skittish investors that they would wait to pull back on monetary easing until an economic recovery became more firmly established. In the U.S., investors came to believe that the imminent tapering of the Fed’s quantitative easing program may be more gradual than previously thought, as Bernanke softened his tone on potential tightening amid still modest economic growth and low inflation. Meanwhile, the European Central Bank announced that interest rates would stay at current levels or lower for an extended period. Gold and bond markets saw a bounce as a result. In energy markets, surprisingly high summer demand in the U.S. coupled with lower inventories caused WTI crude oil prices to jump to a 16-month high of $108/barrel.

The Fund profited from long equity positions, particularly in the U.S. However, the size of these gains was tempered by the fact that our trend-following managers had trimmed their exposures after stock market declines in the previous month. Offsetting these profits were losses from short positions in metals, as gold prices reversed from their downward trend. Overall, the Fund finished the month with a loss of 1.19%, 1.07%, 0.96% and 1.02% for Series A, B, C and I Units, respectively.

August

August saw continued positive economic data in the U.S. and early signs of a recovery in the Eurozone, where a positive second quarter GDP report marked the end of an 18-month recession in the region. This raised the risk of near-term monetary policy tightening, which caused bond yields to rise across developed markets and weighed on equity indices. In the latter half of the month, political tensions escalated in the Middle East. The U.S. and France threatened to intervene in Syria’s civil war, causing a sell-off in stocks and a rally in oil and gold.

In August, the Fund’s short positions in metals suffered losses, as stronger than expected Chinese industrial production caused a rebound in base metal prices, while the Syrian crisis boosted demand for precious metals. The currency sector also detracted from performance as a result of choppy movements in European exchange rates. Meanwhile, the Fund saw a negative contribution from long positions in equity indices as global stock markets fell, with the S&P 500 seeing its biggest monthly decline since May 2012. On the positive side, the Fund’s long energy positions were able to profit from the rise in oil prices. Overall, the Fund finished the month with a loss of 3.90%, 3.78%, 3.67% and 3.73% for Series A, B, C and I Units, respectively.

September

In September, the Federal Reserve surprised markets by delaying a much anticipated “tapering” of its quantitative easing program until there are more signs of a robust U.S. economic recovery. The Fed’s decision boosted stock indices, lowered bond yields and weakened the U.S. dollar. Meanwhile, oil prices fell as the U.S. backed away from military intervention in Syria, following the Assad regime’s acceptance of a chemical disarmament proposal. Towards the end of the month, a breakdown in U.S. budget and debt ceiling negotiations caused a sell-off in equities ahead of a government shutdown.

The Fund profited in September from long exposure to rising equity indices, although the political impasse over the U.S. budget led to a giveback of some of the stock gains from early in the month. The Fund’s main losses came from long positions in the energy sector, as oil prices fell from their highs with an easing of the Syrian crisis. The Fund also saw small losses in metals and agricultural commodities. In currencies, gains from long positions in the Euro and British pound were more than offset by losses from whipsawing in the Mexican peso and short positions in the Australian dollar and Canadian dollar. Overall the Fund finished the month with a loss of 1.46%, 1.33%, 1.22% and 1.28% for Series A, B, C and I Units, respectively.

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

Item 4. Controls and Procedures

The General Partner of the Fund, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at September 30, 2013 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

There has been no change in internal control over financial reporting that occurred during the period ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Part II: Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

A smaller reporting company is not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the nine months ended September 30, 2013. Under the Partnership Agreement, redemptions may be made by a limited partner as of the close of business day each Tuesday at the net asset value of the redeemed Units (or portion thereof) on that day. Redemptions of Units during the three months ended September 30, 2013 were as follows:

	July	August	September	Total
A Units
Units redeemed	5,423.7738	3,488.0055	5,200.8470	14,112.6263
Average net asset value per Unit	$72.07	$70.46	$69.20	$70.61

B Units
Units redeemed	2,065.5875	1,541.5608	6,937.4865	10,544.6348
Average net asset value per Unit	$82.32	$81.13	$79.00	$79.96

C Units
Units redeemed	2,364.4713	1,115.1794	1,456.9942	4,936.6449
Average net asset value per Unit	$91.15	$89.96	$88.08	$89.98

I Units
Units redeemed	2,426.5563	12,788.2652	2,790.6902	18,005.5117
Average net asset value per Unit	$95.89	$93.31	$92.76	$93.57

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

Date: November 14, 2013	SENECA GLOBAL FUND, L.P.

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

	By:	/s/ Carl A. Serger
	Name:	Carl A. Serger
	Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)

