Form 10-K
period 2013-12-31
SENECA GLOBAL FUND, L.P.
filed 2014-03-28
CIK 1414581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

The Fund uses multiple trading advisors to engage in the speculative trading of futures contracts, forward currency contracts and other financial instruments. Each trading advisor uses a proprietary, systematic trading system that deploys multiple trading strategies utilizing derivatives that seeks to identify and exploit directional moves in market behavior to a broad and diversified range of global market sectors including equity indices, currencies, interest rate instruments, energy, metals and agricultural commodities.

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

At December 31, 2013, the aggregate capitalization of the Fund was $33,559,701, which consists of Series A Units of $11,687,076, Series B Units of $7,060,706, Series C Units of $2,526,789, Series I Units of $11,490,470 and General Partner Units of $794,660. At December 31, 2013, the net asset value per unit of the Series A, B, C and I Units were $71.08, $81.62, $91.11 and $95.67, respectively, and the net asset value per unit of the General Partner Units was $106.51.

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

Trading Advisors

As of February 28, 2014, the trading advisors of the Fund and the allocation of the Fund’s trading level are reflected as follows:

% of Total Allocations

Blackwater Capital Management, LLC	15%
Estlander & Partners, Ltd.	24%
Quantitative Investment Management, LLC	26%
Winton Capital Management, Ltd.	35%

These allocations are subject to change at the General Partner’s sole discretion.

Blackwater Capital Management, LLC, Estlander & Partners, Ltd., Quantitative Investment Management, LLC and Winton Capital Management Ltd. (collectively, “Trading Advisors”) offer discretionary advisory services to institutional and high net worth investors in the speculative trading of multiple asset classes including, without limitation, futures, forwards, swaps, options and other derivative contracts, commonly referred to as “futures.”

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

Description of Current Charges

Charges	Amount

Trading Advisor Management Fees	Each series of Units incurs monthly trading advisor management fees, payable in arrears, to the Trading Advisors (based on the assets under management), equal to:
	■	Blackwater Capital, LLC: 1/12th of 1.0%
	■	Estlander & Partners, Ltd: 1/12th of 1.0%
	■	Quantitative Investment Management, LLC does not charge a management fee
	■	Winton Capital Management, Ltd.: 1/12th of 1.50%

Trading Advisor Incentive Fees	Each series of Units incurs quarterly trading advisor incentive fees, payable in arrears to the Trading Advisors, for any “Net New Trading Profits” generated on the portion of the Fund the respective Trading Advisor manages, equal to:
	■	Blackwater Capital, LLC: 20%
	■	Estlander & Partners, Ltd: 20%
	■	Quantitative Investment Management, LLC: 30%
	■	Winton Capital Management, Ltd.: 20%

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

Charges	Amount

Offering Expenses	Each series of Units, other than Series C and General Partner Units, reimburses the General Partner for actual ongoing offering expenses, up to 1/12th of 0.75% of the Fund’s month-end net asset value, prorated for partial months and adjusted for weekly subscriptions and redemptions, and payable monthly in arrears. Actual ongoing offering costs in excess of this limitation are absorbed by the General Partner.

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

The General Partner’s principal business office is in Gaithersburg, Maryland.

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

Holders

As of February 28, 2014, there were 597, 298, 186 and 455 holders of Series A, B, C and I Units, respectively.

Dividends

The General Partner has sole discretion to determine what distributions, if any, the Fund will make to its limited partners. The General Partner has not made any distributions as of the date hereof.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

There were no sales of unregistered securities of the Fund during the year ended December 31, 2013.

The Fund’s Registration Statement on Form S-1 (Registration No.: 333-148049), registering $26,876,688 Series A Units, $78,797,196 Series B Units and $93,487,075 Series I Units, was declared effective on May 1, 2013 with information with respect to the use of proceeds from the sale of Units being disclosed therein.

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

Redemptions of Units during the fourth quarter of 2013 were as follows:

	October	November	December	Total
A Units
Units redeemed	3,349.5662	4,682.5448	6,438.6183	14,470.7293
Average net asset value per unit	$68.74	$68.19	$69.59	$68.94

B Units
Units redeemed	3,803.2680	2,349.9233	5,743.2997	11,896.4910
Average net asset value per unit	$79.07	$78.55	$80.36	$79.59

C Units
Units redeemed	2,952.7338	3,007.2074	2,687.7677	8,647.7089
Average net asset value per unit	$87.87	$87.17	$89.44	$88.11

I Units
Units redeemed	4,008.9032	10,750.7590	9,417.9074	24,177.5696
Average net asset value per unit	$92.04	$91.96	$93.97	$92.76

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

At December 31, 2013, the allocation of trading levels to the Trading Advisors was as follows:

Blackwater	16%
Estlander	23%
QIM	26%
Winton	35%

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

Liquidity

At December 31, 2013, there are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Fund’s liquidity increasing or decreasing in any material way.

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

Results of Operations

The returns for each Series of Units for the years ended December 31, 2013 and 2012 were:

Series of Units	2013	2012
Series A	(2.86)%	(16.18)%
Series B	(1.34)%	(14.85)%
Series C	0.01%	(8.89)%
Series I	(0.74)%	(14.35)%

Past performance is not indicative of expected future financial condition or results of operations. Further analysis of the trading gains and losses is provided below.

2013

During the year ended December 31, 2013, the Fund experienced a net realized gain on futures and forwards trading of $1,666,379, a change in unrealized gain on futures and forwards trading of $146,893 and incurred brokerage commissions of $142,559, resulting in a net gain from futures and forwards trading of $1,670,713. The Fund’s expenses during the year ended December 31, 2013 consisted of $344,179 in selling agent, custodial and servicing fees, and $1,396,340 in offering and administrative expenses, of which $715,426 were waived. Additionally, the Fund incurred $499,206 in Trading Advisor management fees, $112,352 in Trading Advisor incentive fees, $31,464 in Cash Manager fees and a General Partner fee of $613,444. Interest income of $293,986 and net realized and change in unrealized loss on securities and certificates of deposit of $160,371, combined with Fund expenses resulted in net loss of $477,231 for the year ended December 31, 2013.

During the year ended December 31, 2013, the Fund issued $5,818,965 of Units and redeemed $21,785,777 of Units, and when combined with the net loss, resulted in a net decrease in the Fund’s net asset value for the year from $50,003,744 to $33,559,701.

Discussion of monthly performance for the year ended December 31, 2013 follows:

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

October
In October, a budget stalemate in Washington caused a government shutdown and threatened to trigger a sovereign default as the U.S. hovered at its debt ceiling. An agreement reached mid-month reopened government offices and extended the nation’s borrowing capacity until February 2014. As a result, global equities rallied, with the S&P 500 rising to all-time highs. Amid a dysfunctional fiscal policy environment with weak employment growth, the Federal Reserve decided to maintain its current level of bond purchases through its quantitative easing program and pushed out the likely start of monetary tightening further into the future. Meanwhile, in energy markets, crude oil prices fell from their highs reached during the Syrian crisis while natural gas was down on warmer temperature forecasts for the fall season.

The Fund enjoyed strong gains in its long equity positions on the back of rallies in the U.S. and European stock markets. In the fixed income sector, interest rates and bond yields fell, benefiting the Fund’s long positions, particularly in German and Japanese bonds. These gains outweighed losses sustained on trend reversals in cotton, gold and currencies including the Australian dollar and British pound, allowing the Fund to end the month with gain of 1.65%, 1.78%, 1.90% and 1.83% for Series A, B, C and I Units, respectively.

November
Global equity markets continued their broad- based rally in November, as positive economic news in the U.S. outweighed potentially bearish Fed comments that suggested it could begin to taper its quantitative easing program in future months. Meanwhile, the European Central Bank added to its monetary stimulus with a surprise cut in interest rates. Elsewhere, the Bank of Japan signaled it would continue its expansionary monetary policy, which resulted in the Japanese yen falling to new lows. In commodity markets, precious metals declined in anticipation of Fed tightening, while some energy markets rallied due to higher demand from unseasonably cold weather. The Fund profited from the global stock rally, with the largest gains coming from long positions in the S&P 500 and DAX indices. In currencies, the Fund garnered strong returns through a short position in the depreciating Japanese yen. However, a short position in Brent crude oil saw losses as priced reversed their downward trend. The Fund closed the month with a gain of 1.17%, 1.30%, 1.42% and 1.36% for Series A, B, C and I Units, respectively.

December
In December, equities initially fell as strong U.S. economic performance heightened concerns that the Federal Reserve might unwind its quantitative easing program more sharply than previously expected. However, the Fed allayed the worst of investors’ fears by announcing a moderate $10B reduction in monthly bond purchases, while also signaling that it would keep short-term interest rates low through 2015. This prompted a relief rally in global stock indices into the year-end. Elsewhere, the European Union received a credit rating downgrade, but saw stronger than expected economic growth data. In Asia, the Japanese yen fell to multi-year lows on the belief that the Bank of Japan would continue its monetary easing program.

The Fund made its largest gains during the month in currencies, primarily through short positions in the Japanese yen, which profited from a continued depreciation of the currency. Long equity index positions also generated positive returns as stocks rebounded in the second half of the month. In metals, short gold positions led to gains as prices trended lower. However, the Fund saw losses in the fixed income sector, particularly in long positions in short and medium term instruments, which sold off as the Fed began to taper its monetary stimulus. The Fund closed the month with a gain of 1.99%, 2.13%, 2.24% and 2.18% for Series A, B, C and I Units, respectively.

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

The Fund’s most significant accounting policy is the valuation of its assets invested in U.S. and foreign futures and forward currency contracts, and fixed income investments. The Fund’s futures contracts are exchange-traded, with the fair value of these contracts based on exchange settlement prices. The fair values of non-exchange-traded contracts, such as forward currency contracts, are based on third-party quoted dealer values on the interbank market. The fair value of money market funds is based on quoted market prices for identical shares. U.S. Treasury securities are stated at fair value based on quoted market prices for identical assets in an active market. Notes of U.S. and foreign government sponsored enterprises, as well as certificates of deposit, commercial paper and corporate notes, are stated at fair value based on quoted market prices for similar assets in an active market. Given the valuation sources, there is little judgment or uncertainty involved in the valuation of these assets, and it is unlikely that materially different amounts would be reported under different valuation methodologies or assumptions.

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

Evaluation of Disclosure Controls and Procedures

The General Partner of the Fund, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the 1934 Act) as of December 31, 2013 (“Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2013, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework published in 1992. Based on that assessment, management concluded that, as of December 31, 2013, the Fund’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework published in 1992.

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

Since May 11, 1989, Steben & Company, Inc. has acted as a general partner to a Maryland limited partnership, Futures Portfolio Fund, Limited Partnership, an SEC registrant under the 1934 Act whose shares are privately offered. Additionally, since August 2, 1995, Steben & Company, Inc. has acted as a general partner to another Maryland limited partnership, Sage Fund Limited Partnership, an SEC registrant under the 1934 Act whose shares are privately offered. Since August 1, 2013, the General Partner has acted as the general partner for Steben Select Multi-Strategy Partners, L.P., a privately offered investment fund. Since August 1, 2013, the General Partner has been the Investment Manager for Steben Select Multi-Strategy Master Fund, a privately offered closed-end fund. Additionally, since January 1, 2014, the General Partner acts as the investment manager for Steben Select Multi-Strategy Fund, a publicly offered closed-end fund. Because Steben & Company, Inc. serves as the sole general partner or manager of all of these funds, the officers and directors of Steben & Company, Inc. effectively manage them as officers and directors of the respective funds.

Significant Employees

The General Partner is dependent on the services of Mr. Steben and key management personnel. If Mr. Steben’s services became unavailable, another principal of the firm or a new principal (whose experience cannot be known at this time) will need to take charge of the General Partner.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires that reports of beneficial ownership of limited partner interests and changes in such ownership be filed with the SEC by Section 16 “reporting persons.” The Fund is required to disclose in this Annual Report on Form 10-K each reporting person whom it knows to have failed to file any required reports under Section 16(a) on a timely basis during the fiscal year ended December 31, 2013. During the fiscal year ended December 31, 2013, all reporting persons complied with all Section 16(a) filing requirements applicable to them.

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

As compensation for its services in managing the Fund, the General Partner earns the following compensation:

•	General Partner Fee – each Series of Units, except for General Partner Units, incurs a monthly fee equal to 1/12th of 1.5% of the respective Series’ month-end net asset value, prorated for partial months and adjusted for weekly subscriptions and redemptions, and payable in arrears. During 2013 and 2012, the General Partner earned $613,444 and $912,982, respectively.

•	Selling Agent Fees – the Series A Units incur a monthly fee equal to 1/12th of 2% of their month-end net asset value, prorated for partial months and adjusted for weekly subscriptions and redemptions, and payable in arrears. The General Partner pays to the selling agents an upfront fee of 2% of the aggregate subscription amount for the Series A Units. Beginning in the 13th month, the General Partner pays the selling agents a monthly fee in arrears equal to 1/12th of 2% of the outstanding Series A Unit’s month-end net asset value. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner. During 2013 and 2012, the General Partner earned $273,527 and $449,067, respectively.

•	Broker Dealer Servicing Fee – the Series A Units incur a monthly fee equal to 1/12th of 0.15% of their month-end net asset value, prorated for partial months and adjusted for weekly subscriptions and redemptions. The Series B Units which are not subject to a broker dealer custodial fee incur a monthly fee equal to 1/12th of 0.6% of their month-end net asset value, prorated for partial months and adjusted for weekly subscriptions and redemptions. These fees are payable in arrears to the selling agents by the General Partner. Where the General Partner acts as the selling agent, it retains these fees. During 2013 and 2012, the General Partner earned $28,442 and $43,682, respectively.

•	Broker Dealer Custodial Fee – the Series B Units that are held by broker dealers who act as the custodian for Series B Units for the benefit of the limited partners incur a fee equal to 1/12th of 0.6% of their month-end net asset value, prorated for partial months and adjusted for weekly subscriptions and redemptions. These fees are payable to the selling agents by the General Partner. During 2013 and 2012, the General Partner earned $42,210 and $62,524, respectively.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

At February 28, 2014, no person or group is known to have been the beneficial owner of more than 5% of the Units.

At February 28, 2014, the General Partner had an investment in the Fund of $784,003 (7,460.6309 units), and the directors, executive officers and principals of the General Partner beneficially owned Series I Units as follows:

Name	Units Owned	Value of Units	Percentage of Limited Partnership
Carl A. Serger	424.9689	$39,960	0.13%
Michael D. Bulley	211.7543	19,912	0.06%
Neil D. Menard	79.0719	7,435	0.02%
	715.7951	$67,307	0.21%

The address of each director and officer is c/o Steben & Company, Inc., 9711 Washingtonian Blvd., Suite 400, Gaithersburg, Maryland 20878.

There has been no change of control of the Fund.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See “Item 1. Business” for a description of the relationships between the General Partner, the Fund, the Trading Advisors, the futures brokers and forward currency counterparty and the Cash Managers. See “Item 10. Executive Compensation” and “Item 11. Security Ownership of Certain Beneficial Owners and Management.”

Item 14.	Principal Accountant Fees and Services

The following table sets forth the fees billed to the Fund for professional audit services provided by McGladrey LLP (formerly known as McGladrey & Pullen, LLP), the Fund’s independent registered public accountant, for the audits of the Fund’s annual financial statements for the years ended December 31, 2013 and 2012, and fees billed for other professional services rendered by McGladrey LLP and RSM McGladrey, Inc. (formerly an associated entity that McGladrey LLP acquired on December 1, 2011) (collectively “McGladrey”) during those years.

Fee Category	2013	2012
Audit fees(1)	$92,500	$92,500
Audit-related fees	—	—
Tax fees(2)	11,000	14,000
All other fees	—	—
Total fees	$105,500	$106,500

(1)	Audit fees consist of fees for professional services rendered for the audit of the Fund’s financial statements and review of financial statements included in the Fund’s quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.
(2)	Tax fees consist of fees for the preparation of original tax returns.

The General Partner’s Board of Directors pre-approves all audit and permitted non-audit services of the Fund’s independent accountants, including all engagement fees and terms. The General Partner’s Board of Directors approved all the services provided by McGladrey during 2013 and 2012 to the Fund described above. The General Partner’s Board of Directors has determined that the payments made to McGladrey for these services during 2013 and 2012 are compatible with maintaining that firm’s independence.

PART IV

Item 15:	Exhibits and Financial Statements Schedules

Financial Statements

Seneca Global Fund, L.P.

Report of Independent Registered Public Accounting Firm

Statements of Financial Condition as of December 31, 2013 and 2012

Condensed Schedule of Investments as of December 31, 2013

Condensed Schedule of Investments as of December 31, 2012

Statements of Operations for the Years Ended December 31, 2013 and 2012

Statements of Cash Flows for the Years Ended December 31, 2013 and 2012

Statements of Changes in Partners’ Capital (Net Asset Value) for the Years Ended December 31, 2013 and 2012

Notes to Financial Statements

Exhibits.

The following exhibits are filed herewith or incorporated by reference.

Exhibit Number	Description of Document
1.1*	Form of Selling Agreement
4.1****	Form of Fourth Amended and Restated Limited Partnership Agreement
9.1***	Delaware Amended and Restated Certificate of Limited Partnership
10.1****	Form of Subscription Agreement

10.5**	Third Amended and Restated Trading Advisory Agreement with Aspect Capital Ltd.
10.6**	Trading Advisory Agreement with Estlander & Partners Ltd.
10.7**	Trading Advisory Agreement with Blackwater Capital Management, LLC
10.8	Trading Advisory Agreement with Quantitative Investment Management, LLC
10.9	Trading Advisory Agreement with Winton Capital Management, Ltd.
31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.01	Section 1350 Certification of Principal Executive Officer
32.02	Section 1350 Certification of Principal Financial Officer

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

Name	Title	Date

/s/ Kenneth E. Steben
Kenneth E. Steben	President, Chief Executive Officer and Director of the General Partner	March 28, 2014

/s/ Carl A. Serger
Carl A. Serger	Chief Financial Officer and Director of the General Partner	March 28, 2014
/s/ Michael Bulley	Senior Vice President, Research & Risk Management and Director of the General Partner	March 28, 2014
Michael D. Bulley

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENECA GLOBAL FUND, L.P.
Dated March 28, 2014
	By:	Steben & Company, Inc.
General Partner

By:	/s/ Kenneth E. Steben
Name:	Kenneth E. Steben
Title:	President, Chief Executive Officer and Director of the General Partner
27

Report of Independent Registered Public Accounting Firm

To the Partners of

Seneca Global Fund, L.P.

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of Seneca Global Fund, L.P. (formerly Aspect Global Diversified Fund LP), (the "Fund") as of December 31, 2013 and 2012, and the related statements of operations, cash flows, and changes in partners' capital (net asset value) for the years then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seneca Global Fund, L.P. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Chicago, Illinois

March 28, 2014

Seneca Global Fund, L.P.
Statements of Financial Condition
December 31, 2013 and 2012

	2013	2012
Assets
Equity in broker trading accounts
Cash	$10,049,111	$19,020,911
Net unrealized gain on open futures contracts	1,166,626	976,962
Net unrealized gain on open forward currency contracts	5,443	48,214
Total equity in broker trading accounts	11,221,180	20,046,087
Cash and cash equivalents	5,265,305	3,097,899
Investments in securities, at fair value	18,124,799	25,671,557
Certificates of deposit, at fair value	250,730	2,306,370
Total assets	$34,862,014	$51,121,913

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$70,628	$56,624
Trading Advisor incentive fees payable	112,352	—
Commissions and other trading fees payable on open contracts	4,923	8,669
Cash Manager fees payable	5,769	13,574
General Partner fee payable	41,389	62,439
Selling Agent fees payable – General Partner	19,416	29,451
Administrative expenses payable – General Partner	26,737	40,089
Offering expenses payable – General Partner	19,163	30,206
Broker dealer custodial fee payable – General Partner	2,977	3,885
Broker dealer servicing fee payable – General Partner	2,081	2,927
Redemptions payable	934,506	634,037
Subscriptions received in advance	62,372	236,268
Total liabilities	1,302,313	1,118,169

Partners’ Capital (Net Asset Value)
General Partner Units – 7,460.6309 and 7,460.6309 units outstanding at December 31, 2013 and 2012, respectively	794,660	782,908
Series A Units – 164,417.4673 and 236,423.1119 units outstanding at December 31, 2013 and 2012, respectively	11,687,076	17,300,439
Series B Units – 86,507.9830 and 110,409.9497 units outstanding at December 31, 2013 and 2012, respectively	7,060,706	9,133,773
Series C Units – 27,732.4319 and 17,608.2983 units outstanding at December 31, 2013 and 2012, respectively	2,526,789	1,604,266
Series I Units – 120,105.4790 and 219,781.2927 units outstanding at December 31, 2013 and 2012, respectively	11,490,470	21,182,358
Total partners’ capital (net asset value)	33,559,701	50,003,744
Total liabilities and partners’ capital (net asset value)	$34,862,014	$51,121,913

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.
Condensed Schedule of Investments
December 31, 2013

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield [1]
$750,000	2/28/14	U.S. Treasury Note	1.88%	$756,888	2.26%
500,000	5/15/14	U.S. Treasury Note	1.00%	502,309	1.50%
500,000	5/31/14	U.S. Treasury Note	0.25%	500,403	1.49%
500,000	6/30/14	U.S. Treasury Note	2.63%	506,247	1.51%
250,000	7/15/14	U.S. Treasury Note	0.63%	251,415	0.75%
500,000	7/31/14	U.S. Treasury Note	2.63%	512,758	1.53%
250,000	8/31/14	U.S. Treasury Note	2.38%	255,699	0.76%
400,000	9/15/14	U.S. Treasury Note	0.25%	400,642	1.19%
1,000,000	9/30/14	U.S. Treasury Note	0.25%	1,001,459	2.98%
400,000	10/15/14	U.S. Treasury Note	0.50%	401,553	1.20%
700,000	11/30/14	U.S. Treasury Note	2.13%	713,698	2.13%
40,000	12/15/14	U.S. Treasury Note	0.25%	40,037	0.12%
600,000	12/31/14	U.S. Treasury Note	0.13%	599,815	1.79%
1,250,000	1/31/15	U.S. Treasury Note	0.25%	1,252,333	3.72%
600,000	4/30/15	U.S. Treasury Note	0.13%	599,425	1.79%
101,000	12/31/15	U.S. Treasury Note	0.25%	100,732	0.30%
Total U.S. Treasury securities (cost: $8,430,578)				8,395,413	25.02%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield [1]
Banks
$250,000	1/14/14	Mizuho Funding LLC	0.22%	249,979	0.74%
Beverages
250,000	1/8/14	Bacardi Corporation	0.24%	249,988	0.75%
Diversified Financial Services
250,000	1/30/14	AXA Financial, Inc.	0.25%	249,950	0.74%
250,000	1/27/14	VNA Holding Inc.	0.30%	249,946	0.74%
Energy
250,000	1/13/14	Oglethorpe Power Corporation	0.15%	249,988	0.75%
250,000	1/7/14	Southern Company Funding Corp.	0.17%	249,993	0.75%
Total U.S. commercial paper (cost: $1,499,532)				1,499,844	4.47%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield [1]
Banks
$200,000	1/30/14	Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.19%	199,969	0.60%
100,000	1/3/14	Oversea-Chinese Banking Corp. Ltd	0.18%	99,999	0.30%
250,000	3/10/14	Sumitomo Mitsui Bank	0.21%	249,901	0.74%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.
Condensed Schedule of Investments (continued)
December 31, 2013

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield [1]
Energy
$250,000	1/30/14	GDF Suez	0.20%	$249,960	0.74%
Total foreign commercial paper (cost: $799,677)				799,829	2.38%
Total commercial paper (cost: $2,299,209)				2,299,673	6.85%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield [1]
Aerospace
$200,000	12/15/16	Rockwell Collins, Inc.	0.59%	200,384	0.60%
Automotive
200,000	7/31/15	Daimler Finance North America LLC	1.30%	202,597	0.60%
Banks
150,000	4/1/15	Bank of America Corporation	4.50%	158,571	0.47%
150,000	3/22/16	Bank of America Corporation	1.07%	151,255	0.45%
9,000	4/1/14	Citigroup Inc.	1.18%	9,027	0.03%
250,000	4/1/16	Citigroup Inc.	1.30%	251,643	0.75%
150,000	7/22/15	Goldman Sachs	0.64%	149,717	0.45%
200,000	2/26/16	JPMorgan Chase & Co.	0.86%	200,869	0.60%
200,000	10/15/15	Morgan Stanley	0.72%	200,186	0.60%
225,000	4/14/14	SSIF Nevada, Limited Partnership	0.94%	225,747	0.67%
Beverages
200,000	7/15/15	Anheuser-Busch InBev Worldwide Inc.	0.80%	201,658	0.60%
Computers
225,000	5/30/14	Hewlett-Packard Company	0.64%	224,841	0.67%
100,000	9/19/14	Hewlett-Packard Company	1.79%	100,896	0.30%
Diversified Financial Services
200,000	8/11/15	American Honda Finance Corporation	1.00%	201,610	0.60%
200,000	6/9/14	General Electric Capital Corporation	5.65%	205,219	0.61%
Energy
200,000	6/30/14	Arizona Public Service Company	5.80%	204,916	0.61%
150,000	8/15/14	Public Service Electric and Gas Co,	0.85%	150,911	0.45%
Food
300,000	10/17/16	Kroger Co.	0.80%	299,985	0.89%
Insurance
450,000	3/20/15	American International Group, Inc.	3.00%	466,469	1.39%
200,000	9/30/15	Jackson National Life Global Funding	0.60%	200,593	0.60%
200,000	4/4/14	MetLife Institutional Funding II	1.14%	200,998	0.60%
Manufacturing
275,000	10/9/15	General Electric Company	0.85%	276,938	0.83%
Media
100,000	4/30/15	NBCUniversal Media, LLC	3.65%	104,730	0.31%
100,000	4/15/16	NBCUniversal Media, LLC	0.78%	100,221	0.30%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.
Condensed Schedule of Investments (continued)
December 31, 2013

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield [1]
Pharmaceuticals
$200,000	11/6/15	AbbVie Inc.	1.00%	$201,863	0.60%
150,000	2/12/15	Express Scripts Holding Company	2.10%	153,447	0.46%
225,000	2/10/14	Novartis Capital Corporation	4.13%	229,596	0.68%
Telecommunications
225,000	2/13/15	AT&T Inc.	0.88%	227,377	0.68%
175,000	3/6/15	Verizon Communications Inc.	0.44%	174,828	0.52%
Total U.S. corporate notes (cost: $5,698,950)				5,677,092	16.92%

Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield [1]
Banks
$225,000	4/14/14	Danske Bank A/S	1.29%	225,905	0.67%
150,000	9/25/15	ING Bank N.V.	2.00%	153,037	0.46%
200,000	9/25/15	ING Bank N.V.	1.89%	204,004	0.61%
350,000	3/18/16	Rabobank Nederland	0.72%	351,351	1.04%
Energy
300,000	10/1/15	BP Capital Markets P.L.C.	3.13%	315,637	0.94%
300,000	11/14/14	Canadian Natural Resources Ltd	1.45%	302,572	0.90%
200,000	5/9/16	CNOOC Finance (2013) Limited	1.13%	200,115	0.60%
Total foreign corporate notes (cost: $1,756,036)				1,752,621	5.22%
Total corporate notes (cost: $7,454,986)				7,429,713	22.14%

Total investments in securities (cost: $18,184,773)				$18,124,799	54.01%

CERTIFICATES OF DEPOSIT
U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield [1]
Banks
$250,000	5/9/14	Sumitomo Mitsui Bank (NY)	0.38%	$250,730	0.75%

Total U.S. certificates of deposit (cost: $250,000)				$250,730	0.75%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.
Condensed Schedule of Investments (continued)
December 31, 2013

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
Agricultural commodities	$(4,198)	(0.03)%
Currencies	86,494	0.26%
Energy	5,420	0.02%
Equity indices	220,650	0.66%
Interest rate instruments	(10,989)	(0.03)%
Metals	115,819	0.35%
Net unrealized gain on open long U.S. futures contracts	413,196	1.23%

Short U.S. Futures Contracts
Agricultural commodities	176,548	0.54%
Currencies	192,279	0.57%
Energy	(8,832)	(0.03)%
Equity indices	1,095	0.00%
Interest rate instruments	37,027	0.11%
Metals	(103,082)	(0.31)%
Net unrealized gain on open short U.S. futures contracts	295,035	0.88%

Total U.S. futures contracts - net unrealized gain on open U.S. futures contracts	708,231	2.11%

Long Foreign Futures Contracts
Agricultural commodities	(822)	(0.00)%
Currencies	33,774	0.10%
Equity indices[2]	395,105	1.18%
Interest rate instruments	(107,083)	(0.32)%
Net unrealized gain on open long foreign futures contracts	320,974	0.96%

Short Foreign Futures Contracts
Agricultural commodities	17,594	0.05%
Interest rate instruments	119,827	0.36%
Net unrealized gain on open short foreign futures contracts	137,421	0.41%

Total foreign futures contracts - net unrealized gain on open foreign futures contracts	458,395	1.37%

Net unrealized gain on open futures contracts	$1,166,626	3.48%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.
Condensed Schedule of Investments (continued)
December 31, 2013

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FORWARD CURRENCY CONTRACTS
Foreign Forward Currency Contracts
Long	$(5,969)	(0.01)%
Short	11,412	0.03%
Net unrealized gain on open foreign forward currency contracts	5,443	0.02%

Net unrealized gain on open forward currency contracts	$5,443	0.02%

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
Pharmaceuticals
200,000	11/6/15	AbbVie Inc.	1.07%	202,646	0.41%
150,000	2/12/15	Express Scripts Holding Company	2.10%	154,013	0.31%
100,000	3/1/13	McKesson Corporation	5.25%	102,495	0.20%
225,000	2/10/14	Novartis Capital Corporation	4.13%	237,644	0.48%
Retail
225,000	7/18/14	Target	0.49%	225,895	0.45%
200,000	8/1/13	Walgreen Co.	4.88%	208,996	0.42%
225,000	4/15/14	Wal-Mart Stores, Inc.	1.63%	229,494	0.46%
Telecommunications
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
Pharmaceuticals
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

Seneca Global Fund, L.P.
Statements of Operations
Years Ended December 31, 2013 and 2012

	2013	2012
Trading Gain (Loss) from Futures and Forwards Trading
Net realized gain (loss)	$1,666,379	$(6,587,850)
Net change in unrealized gain (loss)	146,893	(178,582)
Brokerage commissions and trading expenses	(142,559)	(207,526)
Net gain (loss) from futures and forwards trading	1,670,713	(6,973,958)

Net Investment Loss
Income
Interest income	293,986	618,426
Net realized and change in unrealized loss on securities and certificates of deposit	(160,371)	(22,383)
Total income	133,615	596,043
Expenses
Trading Advisor management fees	499,206	859,607
Trading Advisor incentive fees	112,352	73,650
Cash Manager fees	31,464	45,503
General Partner fee	613,444	912,982
Selling Agent fees – General Partner	273,527	449,067
Broker dealer custodial fee – General Partner	42,210	62,524
Broker dealer servicing fee – General Partner	28,442	43,682
Administrative expenses – General Partner	909,095	791,912
Offering expenses – General Partner	487,245	537,508
Total expenses	2,996,985	3,776,435
Administrative and offering expenses waived	(715,426)	(292,441)
Net total expenses	2,281,559	3,483,994
Net investment loss	(2,147,944)	(2,887,951)
Net Loss	$(477,231)	$(9,861,909)

	Series A	Series B	Series C	Series I	General Partner
Year Ended December 31, 2013
Increase (decrease) in net asset value per unit for the year	$(2.10)	$(1.11)	$—	$(0.71)	$1.57
Net income (loss) per unit (based on weighted average number of units outstanding during the year)	$(1.70)	$(1.24)	$(2.40)	$0.20	$1.58
Weighted average number of units outstanding	188,865.8719	100,732.7325	30,964.3417	164,370.3383	7,460.6308

Year Ended December 31, 2012
Decrease in net asset value per unit for the year	$(14.12)	$(14.42)	$(8.89)	$(16.14)	$(14.85)
Net loss per unit (based on weighted average number of units outstanding during the year)	$(14.21)	$(14.43)	$(9.50)	$(16.46)	$(14.14)
Weighted average number of units outstanding	267,442.0107	128,975.7858	21,493.9442	237,093.9486	6,634.3725

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.
Statements of Cash Flows
Years Ended December 31, 2013 and 2012

	2013	2012
Cash flows from operating activities
Net loss	$(477,231)	$(9,861,909)
Adjustments to reconcile net loss to net cash provided by operating activities
Net change in unrealized (gain) loss from futures and forwards trading	(146,893)	178,582
Purchases of securities and certificates of deposit	(43,044,237)	(78,189,227)
Proceeds from disposition of securities and certificates of deposit	52,486,264	97,421,751
Net realized and change in unrealized loss in securities and certificates of deposit	160,371	22,383
Changes in
Trading Advisor management fees payable	14,004	(21,638)
Trading Advisor incentive fees payable	112,352	—
Commissions and other trading expenses payable on open contracts	(3,746)	(427)
Cash Manager fees payable	(7,805)	(2,902)
General Partner fee payable	(21,050)	(18,459)
Selling Agent fees payable – General Partner	(10,035)	(10,121)
Administrative expenses payable – General Partner	(13,352)	(11,762)
Offering expenses payable – General Partner	(11,043)	(10,243)
Broker dealer custodial fee payable – General Partner	(908)	(2,284)
Broker dealer servicing fee payable – General Partner	(846)	(788)
Net cash provided by operating activities	9,035,845	9,492,956

Cash flows from financing activities
Subscriptions	5,582,697	10,458,743
Subscriptions received in advance	62,372	236,268
Redemptions	(21,485,308)	(16,576,860)
Net cash used in financing activities	(15,840,239)	(5,881,849)

Net increase (decrease) in cash and cash equivalents	(6,804,394)	3,611,107
Cash and cash equivalents, beginning of year	22,118,810	18,507,703
Cash and cash equivalents, end of year	$15,314,416	$22,118,810

End of year cash and cash equivalents consists of
Cash in broker trading accounts	$10,049,111	$19,020,911
Cash and cash equivalents	5,265,305	3,097,899
Total end of year cash and cash equivalents	$15,314,416	$22,118,810

Supplemental disclosure of cash flow information
Prior year redemptions paid	$634,037	$528,168
Prior year subscriptions received in advance	$236,268	$1,426,321

Supplemental schedule of non-cash financing activities
Redemptions payable	$934,506	$634,037

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.
Statements of Changes in Partners’ Capital (Net Asset Value)
Years Ended December 31, 2013 and 2012

	Series A		Series B		Series C		Series I		General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Balance at December 31, 2011	269,518.2687	$23,528,145	140,857.9391	$13,364,883	—	$—	237,052.9763	$26,673,580	6,484.1437	$776,710	$64,663,318
Net loss		(3,800,935)		(1,860,635)		(204,144)		(3,902,393)		(93,802)	(9,861,909)
Subscriptions	59,216.2684	4,946,554	21,540.8820	1,991,377	—	—	44,704.5158	4,847,133	976.4872	100,000	11,885,064
Redemptions	(61,766.3450)	(4,896,275)	(52,661.7227)	(4,740,545)	(6,911.7476)	(642,068)	(61,634.9856)	(6,403,841)	—	—	(16,682,729)
Transfers	(30,545.0802)	(2,477,050)	672.8513	58,693	24,520.0459	2,450,478	(341.2138)	(32,121)	—	—	—
Balance at December 31, 2012	236,423.1119	$17,300,439	110,409.9497	$9,133,773	17,608.2983	$1,604,266	219,781.2927	$21,182,358	7,460.6309	$782,908	$50,003,744
Net gain (loss)		(321,815)		(125,032)		(74,373)		32,237		11,752	(477,231)
Subscriptions	39,614.0191	2,886,090	18,448.5100	1,541,314	—	—	14,370.6393	1,391,561	—	—	5,818,965
Redemptions	(63,110.2364)	(4,571,413)	(42,213.3747)	(3,558,580)	(27,754.6248)	(2,541,152)	(114,046.4530)	(11,114,632)	—	—	(21,785,777)
Transfers	(48,509.4273)	(3,606,225)	862.8980	69,231	37,878.7584	3,538,048	—	(1,054)	—	—	—
Balance at December 31, 2013	164,417.4673	$11,687,076	86,507.9830	$7,060,706	27,732.4319	$2,526,789	120,105.4790	$11,490,470	7,460.6309	$794,660	$33,559,701

	Series A	Series B	Series C	Series I	General Partner
December 31, 2013	$71.08	$81.62	$91.11	$95.67	$106.51
December 31, 2012	$73.18	$82.73	$91.11	$96.38	$104.94
December 31, 2011	$87.30	$97.15	$—	$112.52	$119.79

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

The Fund uses multiple commodity trading advisors to engage in the speculative trading of futures contracts, forward currency contracts and other financial instruments traded in the United States (“U.S.”) and internationally. The Fund does not currently use options or swaps as part of its trading system, but may employ them in the future. Each trading advisor uses a proprietary, systematic trading system that deploys multiple trading strategies utilizing derivatives that seeks to identify and exploit directional moves in market behavior to a broad and diversified range of global market sectors including stock indices, currencies, interest rate instruments, energy products, metals and agricultural commodities.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the years ended December 31, 2013 and 2012, there were no such transfers between levels.

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

Income Taxes
The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through December 31, 2013. With few exceptions, the Fund is no longer subject to U.S. or state and local income tax examinations by tax authorities for years before 2010.

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

Reclassification
Certain amounts in the 2012 financial statements have been reclassified to conform to the 2013 presentation without affecting previously reported partners’ capital (net asset value).

Recently Issued Accounting Pronouncement
In November 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance became effective for the Fund on January 1, 2013. The adoption of this guidance did not have a material impact on the Fund’s financial position or results of operations.

2.	Fair Value Disclosures

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At December 31, 2013
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$1,166,626	$—	$1,166,626
Net unrealized gain on open forward currency contracts*	—	5,443	5,443
Cash and cash equivalents:
Money market fund	556,060	—	556,060
Investments in securities:
U.S. Treasury securities*	8,395,413	—	8,395,413
Commercial paper*	—	2,299,673	2,299,673
Corporate notes*	—	7,429,713	7,429,713
Certificates of deposit*	—	250,730	250,730
Total	$10,118,099	$9,985,559	$20,103,658
*See the condensed schedule of investments for further description.

At December 31, 2012
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$976,962	$—	$976,962
Net unrealized gain on open forward currency contracts*	—	48,214	48,214
Cash and cash equivalents:
Money market fund	919,650	—	919,650
Investments in securities:
U.S. Treasury securities*	5,494,988	—	5,494,988
U.S. government sponsored enterprise notes*	—	652,812	652,812
Commercial paper*	—	3,474,435	3,474,435
Corporate notes*	—	16,049,322	16,049,322
Certificates of deposit*	—	2,306,370	2,306,370
Total	$7,391,600	$22,531,153	$29,922,753
*See the condensed schedule of investments for further description.

There were no Level 3 holdings at December 31, 2013 and 2012, or during the years then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At December 31, 2013, the Fund’s derivative contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts
Net unrealized gain on open futures contracts
Agricultural commodities	$250,715	$(61,593)	$189,122
Currencies	366,335	(53,788)	312,547
Energy	48,136	(51,548)	(3,412)
Equity indices	618,040	(1,190)	616,850
Interest rate instruments	220,687	(181,905)	38,782
Metals	370,438	(357,701)	12,737
Net unrealized gain on open futures contracts	$1,874,351	$(707,725)	$1,166,626

Net unrealized gain on open forward currency contracts	$49,606	$(44,163)	$5,443

At December 31, 2013, there were 2,186 open futures contracts and 68 open forward currency contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2013 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
JP Morgan Securities, LLC	$732,303	$—	$—	$732,303
Newedge UK Financial Ltd	5,443	—	—	5,443
Newedge USA, LLC	434,323	—	—	434,323
Total	$1,172,069	$—	$—	$1,172,069

At December 31, 2012, the Fund’s derivative contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts
Net unrealized gain on open futures contracts
Agricultural commodities	$339,653	$(48,625)	$291,028
Currencies	597,174	(191,541)	405,633
Energy	131,493	(116,020)	15,473
Equity indices	646,801	(269,653)	377,148
Interest rate instruments	345,546	(300,045)	45,501
Metals	246,578	(404,399)	(157,821)
Net unrealized gain on open futures contracts	$2,307,245	$(1,330,283)	$976,962

Net unrealized gain on open forward currency contracts	$228,448	$(180,234)	$48,214

At December 31, 2012, there were 3,605 open futures contracts and 191 open forward currency contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2012 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
JP Morgan Securities, LLC	$778,539	$—	$—	$778,539
Newedge UK Financial Ltd	48,214	—	—	48,214
Newedge USA, LLC	198,423	—	—	198,423
Total	$1,025,176	$—	$—	$1,025,176

For the years ended December 31, 2013 and 2012, the Fund’s futures and forward currency contracts had the following impact on the statements of operations:

	2013		2012
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(1,109)	$(101,906)	$(1,022,728)	$520,151
Currencies	44,526	(93,086)	(683,922)	(145,943)
Energy	(1,837,757)	(18,885)	(770,805)	(194,719)
Equity indices	3,692,773	239,702	(2,531,797)	185,563
Interest rate instruments	(1,328,145)	(6,719)	1,347,221	(597,154)
Metals	1,422,194	170,558	(2,468,297)	24,213
Total futures contracts	1,992,482	189,664	(6,130,328)	(207,889)

Forward currency contracts	(358,113)	(42,771)	(479,865)	29,307

Total futures and forward currency contracts	$1,634,369	$146,893	$(6,610,193)	$(178,582)

For the years ended December 31, 2013 and 2012, the number of futures contracts closed was 37,659 and 51,295, respectively, and the number of forward currency contracts closed was 2,104 and 4,013, respectively.

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

At December 31, 2013 and 2012, the General Partner had an investment of 7,460.6309 units valued at $794,660 and $782,908, respectively.

The General Partner earns the following compensation:

•	General Partner Fee – each Series of Units, other than General Partner Units, incurs a monthly fee equal to 1/12th of 1.5% of the respective Series’ month-end net asset value, prorated for partial months and adjusted for weekly subscriptions and redemptions, and payable in arrears.

•	Selling Agent Fees – the General Partner charges Series A Units a monthly fee equal to 1/12th of 2% of the outstanding Series A Units’ month-end net asset value, prorated for partial months and adjusted for weekly subscriptions and redemptions, and payable in arrears. The General Partner pays to the selling agents an upfront fee of 2% of the aggregate subscription amount for the sale of Series A Units. Beginning in the 13th month, the General Partner pays the selling agents a monthly fee in arrears equal to 1/12th of 2.00% of the outstanding Series A Units’ month-end net asset value, prorated for partial months and adjusted for weekly subscriptions and redemptions. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fee are retained by the General Partner.

•	Broker Dealer Servicing Fee – the General Partner charges Series A Units a monthly fee equal to 1/12th of 0.15% of their month-end net asset value, prorated for partial months and adjusted for weekly subscriptions and redemptions. The Series B Units which are not subject to a broker dealer custodial fee incur a monthly fee equal to 1/12th of 0.6% of their month-end net asset value, prorated for partial months and adjusted for weekly subscriptions and redemptions. These fees are payable in arrears to the selling agents by the General Partner. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fee are retained by the General Partner.

•	Broker Dealer Custodial Fee – the General Partner charges Series B Units that are held by broker dealers who act as custodian for Series B Units for the benefit of the limited partners, a monthly fee to such broker dealers equal to 1/12th of 0.6% of the outstanding Series B Units’ month-end net asset value, prorated for partial months and adjusted for weekly subscriptions and redemptions. These fees are payable in arrears to the selling agents by the General Partner.

5.	Trading Advisors and Cash Managers

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

To meet margin requirements, the Fund deposits funds with its brokers, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with its brokers. At December 31, 2013 and 2012, the Fund had margin deposit requirements of $4,038,995 and $8,464,415, respectively.

7.	Administrative and Offering Expenses

The Fund reimburses the General Partner for actual monthly administrative expenses paid to various third-party service providers, including the General Partner, up to 1/12th of 0.95% of the Fund’s month-end net asset value, payable in arrears. Actual administrative expenses may vary; however, such administrative expenses will not exceed 0.95% of the Fund’s month-end net asset value per annum. The administrative expenses include legal, accounting, clerical and other back office related expenses related to the administration of the Fund and all other associated costs incurred by the Fund. For the years ended December 31, 2013 and 2012, actual administrative expenses were $909,095 and $791,912, respectively. Such amounts are presented as administrative expenses in the statements of operations.

During the years ended December 31, 2013 and 2012, the General Partner absorbed administrative expenses in excess of the 0.95% limitation of $513,063 and $206,541, respectively. Such amounts are included in administrative and offering expenses waived in the statements of operations.

At December 31, 2013 and 2012, $26,737 and $40,089, respectively, were payable to the General Partner for administrative expenses incurred on behalf of the Fund and not waived by the General Partner. Such amounts are presented as administrative expenses payable – General Partner in the statements of financial condition.

The Fund reimburses the General Partner for actual ongoing offering expenses, up to 1/12th of 0.75% of the Fund’s month-end net asset value pro rata for each Series of Units except for the General Partner and Series C Units, payable monthly in arrears. Actual ongoing offering expenses in excess of this limitation are absorbed by the General Partner. For the years ended December 31, 2013 and 2012, actual offering expenses were $487,245 and $537,508, respectively. Such amounts are presented as offering expenses in the statements of operations.

During the years ended December 31, 2013 and 2012, the General Partner absorbed offering expenses in excess of the 0.75% limitation of $202,363 and $85,900, respectively. Such amounts are included in administrative and offering expenses waived in the statements of operations. At December 31, 2013 and 2012, $19,163 and $30,206, respectively, were payable to the General Partner for offering expenses incurred on behalf of the Fund and not waived by the General Partner. Such amounts are presented as offering expenses payable – General Partner in the statements of financial condition.

8.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement, subject to a minimum investment of $10,000. Subscriptions into and redemptions out of the Fund occur weekly. Each series of units will be offered to the public as of the open of business on each Wednesday at the net asset value per Unit of the relevant series at the close of the preceding business day. At December 31, 2013 and 2012, the Fund received advance subscriptions of $62,372 and $236,268, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to year-end.

The Fund is not required to make distributions, but may do so at the sole discretion of the General Partner. Redemptions may be made by a limited partner as of the close of business day each Tuesday at the net asset value of the redeemed Units (or portion thereof) on that day.

Series A Units redeemed prior to the first anniversary of the subscription date are subject to a redemption fee equal to the product of (i) 2% of the subscription price for such Series A Units on the subscription date, divided by 52 (ii) multiplied by the number of weeks remaining before the first anniversary of the subscription date. Series B, C and I Units are not subject to the redemption fee. During 2013 and 2012, these redemption fees were negligible.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises. The following table presents the exposure at December 31, 2013.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Certificates of Deposit	Total	% of Partners’ Capital (Net Asset Value)
United States	$8,395,413	$1,499,844	$5,677,092	$250,730	$15,823,079	47.15%
Netherlands	—	—	708,392	—	708,392	2.11%
Japan	—	449,870	—	—	449,870	1.34%
United Kingdon	—	—	315,637	—	315,637	0.94%
Canada	—	—	302,572	—	302,572	0.90%
France	—	249,960		—	249,960	0.74%
Denmark	—	—	225,905	—	225,905	0.67%
British Virgin Islands	—	—	200,115	—	200,115	0.60%
Singapore	—	99,999	—	—	99,999	0.30%
Total	$8,395,413	$2,299,673	$7,429,713	$250,730	$18,375,529	54.75%

The following table presents the exposure at December 31, 2012.

Country or Region	U.S. Treasury Securities	Gov’t Sponsored Enterprise Notes	Commercial Paper	Corporate Notes	Certificates of Deposit	Total	% of Partners’ Capital (Net Asset Value)
United States	$5,494,988	$652,812	$2,024,710	$11,826,537	$2,054,535	$22,053,582	44.11%
Netherlands	—	—	—	1,279,797	—	1,279,797	2.56%
Canada	—	—	199,980	878,668	—	1,078,648	2.16%
Japan	—	—	249,997	503,456	251,835	1,005,288	2.01%
France	—	—	249,943	410,953	—	660,896	1.32%
Great Britain	—	—	249,898	250,423	—	500,321	1.00%
Multinational	—	—	249,925	200,456	—	450,381	0.90%
Germany	—	—	—	250,032	—	250,032	0.50%
Singapore	—	—	249,982	—	—	249,982	0.50%
Australia	—	—	—	226,942	—	226,942	0.45%
Denmark	—	—	—	222,058	—	222,058	0.44%
Total	$5,494,988	$652,812	$3,474,435	$16,049,322	$2,306,370	$27,977,927	55.95%

10.	Indemnifications

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

The following information presents per Unit operating performance results and other supplemental financial ratios for the years ended December 31, 2013 and 2012. This information has been derived from information presented in the financial statements for limited partner Units and assumes that a Unit is outstanding throughout the entire year:

	2013				2012
	Series A Units	Series B Units	Series C Units	Series I Units	Series A Units	Series B Units	Series C Units†	Series I Units
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$73.18	$82.73	$91.11	$96.38	$87.30	$97.15	$100.00	$112.52

Loss from operations
Gain (Loss) from trading (1)	2.67	3.07	3.47	3.56	(9.11)	(10.29)	(7.89)	(12.00)
Net investment loss (1)	(4.77)	(4.18)	(3.47)	(4.27)	(5.01)	(4.13)	(1.00)	(4.14)
Total loss from operations	(2.10)	(1.11)	—	(0.71)	(14.12)	(14.42)	(8.89)	(16.14)
Net asset value per Unit at end of period	$71.08	$81.62	$91.11	$95.67	$73.18	$82.73	$91.11	$96.38

Total return	(2.86)%	(1.34)%	0.01%	(0.74)%	(16.18)%	(14.85)%	(8.89)%	(14.35)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to Trading Advisor incentive fee (2) (3)	6.62%	5.11%	3.84%	4.50%	6.98%	5.37%	2.93%	4.74%
Trading Advisor incentive fee	0.28%	0.29%	0.29%	0.25%	0.12%	0.13%	0.00%	0.12%
Total expenses	6.90%	5.40%	4.13%	4.75%	7.10%	5.50%	2.93%	4.86%
Net investment loss (2) (3)	(6.58)%	(5.07)%	(3.81)%	(4.42)%	(6.11)%	(4.48)%	(2.52)%	(3.89)%

Total returns are calculated based on the change in value of a Series A, Series B, Series C or Series I Units during the year. An individual limited partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

†	Series C units began investment operations on September 1, 2012. Therefore, the performance for Series C units is for the four month period ended December 31, 2012. The ratios for expenses prior to Trading Advisor incentive fee and net investment loss have been annualized.

(1)	The net investment loss per unit is calculated by dividing the net investment loss by the average number of Series A, B, C or I Units outstanding during the year/period. Loss from futures and forwards trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information. Such balancing amount may differ from the calculation of loss from futures and forwards trading per unit due to the timing of trading gains and losses during the year relative to the number of units outstanding.

(2)	All of the ratios under Other Financial Ratios are computed net of involuntary waivers of administrative and offering expenses. For the years ended December 31, 2013 and 2012, the ratios are net of 1.24% and 0.33% effect of waived administrative expenses, respectively. For the years ended December 31, 2013 and 2012, the ratios are net of 0.53% and 0.15% effect of waived offering expenses, respectively.

(3)	The net investment loss includes interest income and excludes realized and change in unrealized gain (loss) from futures and forwards trading activities as shown on the statements of operations. The total amount is then reduced by all expenses, excluding brokerage commissions, which are included in net loss from futures and forwards trading on the statements of operations. The resulting amount is divided by the average net asset value for the year.

12.	Subsequent Events

From January 1 to February 28, 2014, there were $404,882 of contributions and $2,236,290 of redemptions from the Fund.

