Form 10-Q
period 2014-03-31
SENECA GLOBAL FUND, L.P.
filed 2014-05-14
CIK 1414581

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes ☐    No ☒

Part I: Financial Information

Item 1. Financial Statements

Seneca Global Fund, L.P.

Statements of Financial Condition

March 31, 2014 (Unaudited) and December 31, 2013 (Audited)

	March 31, 2014	December 31, 2013
Assets
Equity in broker trading accounts
Cash	$8,266,098	$10,049,111
Net unrealized gain on open futures contracts	527,741	1,166,626
Net unrealized gain on open forward currency contracts	64,834	5,443
Total equity in broker trading accounts	8,858,673	11,221,180
Cash and cash equivalents	3,645,014	5,265,305
Investments in securities, at fair value	17,430,517	18,124,799
Certificates of deposit, at fair value	250,905	250,730
Total assets	$30,185,109	$34,862,014

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fee payable	$57,590	$70,628
Trading Advisor incentive fees payable	—	112,352
Commissions and other trading fees payable on open contracts	3,791	4,923
Cash Manager fees payable	5,557	5,769
General Partner fee payable	36,504	41,389
Selling Agent fees payable – General Partner	17,445	19,416
Administrative expenses payable – General Partner	23,595	26,737
Offering expenses payable – General Partner	16,603	19,163
Broker dealer custodial fee payable – General Partner	2,545	2,977
Broker dealer servicing fee payable – General Partner	1,914	2,081
Redemptions payable	179,872	934,506
Subscriptions received in advance	53,421	62,372
Total liabilities	398,837	1,302,313
Partners’ Capital (Net Asset Value)
General Partner Units – 7,460.6309 units outstanding at March 31, 2014 and December 31, 2013	768,233	794,660
Series A Units – 154,759.7374 and 164,417.4673 units outstanding at March 31, 2014 and December 31, 2013, respectively	10,518,319	11,687,076
Series B Units – 79,580.6841 and 86,507.9830 units outstanding at March 31, 2014 and December 31, 2013, respectively	6,234,690	7,060,706
Series C Units – 29,649.0651 and 27,732.4319 units outstanding at March 31, 2014 and December 31, 2013, respectively	2,601,802	2,526,789
Series I Units – 105,070.2983 and 120,105.4790 units outstanding at March 31, 2014 and December 31, 2013, respectively	9,663,228	11,490,470
Total partners’ capital (net asset value)	29,786,272	33,559,701
Total liabilities and partners’ capital (net asset value)	$30,185,109	$34,862,014

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments

March 31, 2014

(Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$500,000	5/31/14	U.S. Treasury Note	0.25%	$500,574	1.68%
500,000	6/30/14	U.S. Treasury Note	2.63%	506,483	1.70%
250,000	7/15/14	U.S. Treasury Note	0.63%	250,729	0.84%
500,000	7/31/14	U.S. Treasury Note	2.63%	506,414	1.70%
250,000	8/31/14	U.S. Treasury Note	2.38%	252,870	0.85%
400,000	9/15/14	U.S. Treasury Note	0.25%	400,374	1.34%
1,000,000	9/30/14	U.S. Treasury Note	0.25%	1,000,827	3.36%
400,000	10/15/14	U.S. Treasury Note	0.50%	401,814	1.35%
700,000	11/30/14	U.S. Treasury Note	2.13%	714,394	2.40%
40,000	12/15/14	U.S. Treasury Note	0.25%	40,073	0.13%
600,000	12/31/14	U.S. Treasury Note	0.13%	600,329	2.02%
1,250,000	1/31/15	U.S. Treasury Note	0.25%	1,251,934	4.20%
700,000	3/31/15	U.S. Treasury Note	2.50%	716,454	2.41%
600,000	4/30/15	U.S. Treasury Note	0.13%	600,198	2.02%
750,000	5/31/15	U.S. Treasury Note	0.25%	751,420	2.52%
Total U.S. Treasury securities (cost: $8,521,389)				8,494,887	28.52%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$250,000	4/7/14	Mizuho Funding LLC	0.20%	249,993	0.84%
250,000	5/8/14	Standard Chartered Bank	0.15%	249,961	0.84%
Energy
150,000	5/2/14	National Rural Utilities Coop.	0.09%	149,988	0.50%
250,000	4/28/14	Sempra Energy Global Enterprises	0.27%	249,949	0.84%
Total U.S. commercial paper (cost: $899,710)				899,891	3.02%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$120,000	4/2/14	Bank of Nova Scotia	0.17%	120,000	0.40%
200,000	4/22/14	Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.19%	199,978	0.67%
250,000	4/2/14	Oversea-Chinese Banking Corp. Ltd.	0.15%	249,999	0.84%
Energy
250,000	4/15/14	GDF Suez	0.17%	249,983	0.84%
Food
250,000	4/28/14	Tesco Treasury Services PLC	0.25%	249,953	0.84%
Total foreign commercial paper (cost: $1,069,662)				1,069,913	3.59%
Total commercial paper (cost: $1,969,372)				1,969,804	6.61%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

March 31, 2014

(Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$200,000	12/15/16	Rockwell Collins, Inc.	0.58%	$200,728	0.67%
Banks
150,000	4/1/15	Bank of America	4.50%	159,000	0.53%
150,000	3/22/16	Bank of America	1.05%	150,785	0.51%
250,000	4/1/16	Citigroup Inc.	1.30%	252,315	0.85%
150,000	7/22/15	Goldman Sachs Group, Inc.	0.64%	150,213	0.50%
200,000	2/26/16	JPMorgan Chase & Co.	0.85%	200,961	0.67%
200,000	10/15/15	Morgan Stanley	0.72%	200,324	0.67%
225,000	4/14/14	SSIF Nevada, Limited Partnership	0.94%	225,521	0.76%
Beverages
425,000	1/27/17	Anheuser Busch Inbev Finance, Inc.	1.13%	426,143	1.43%
Computers
225,000	5/30/14	Hewlett-Packard Company	0.63%	225,262	0.76%
100,000	9/19/14	Hewlett-Packard Company	1.78%	100,574	0.34%
Diversified Financial Services
200,000	8/11/15	American Honda Finance Corporation	1.00%	201,390	0.68%
200,000	7/31/15	Daimler Finance North America LLC	1.30%	202,163	0.68%
200,000	6/9/14	General Electric Capital Corporation	5.65%	205,455	0.69%
Energy
150,000	8/15/14	Public Service Electric and Gas Company	0.85%	150,441	0.51%
Food
300,000	10/17/16	Kroger Co.	0.80%	300,873	1.01%
Insurance
450,000	3/20/15	American International Group, Inc.	3.00%	461,397	1.55%
200,000	9/30/15	Jackson National Life Global Funding	0.58%	200,691	0.67%
200,000	4/4/14	MetLife Institutional Funding II	1.14%	200,560	0.67%
Manufacturing
275,000	10/9/15	General Electric Company	0.85%	277,286	0.93%
Media
100,000	4/30/15	NBCUniversal Media, LLC	3.65%	105,052	0.35%
100,000	4/15/16	NBCUniversal Media, LLC	0.78%	100,244	0.34%
Pharmaceuticals
150,000	2/12/15	Express Scripts Holding Company	2.10%	152,461	0.51%
Telecommunications
225,000	2/13/15	AT&T Inc.	0.88%	225,935	0.76%
175,000	9/15/16	Verizon Communications Inc.	1.76%	179,871	0.60%
Total U.S. corporate notes (cost: $5,260,686)				5,255,645	17.64%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

March 31, 2014

(Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$225,000	4/14/14	Danske Bank A/S	1.29%	$225,732	0.76%
200,000	9/25/15	ING Bank N.V.	1.87%	203,533	0.68%
150,000	9/25/15	ING Bank N.V.	2.00%	152,347	0.51%
350,000	3/18/16	Rabobank Nederland	0.71%	351,672	1.18%
Energy
300,000	10/1/15	BP Capital Markets PLC	3.13%	315,866	1.06%
100,000	3/11/16	BP Capital Markets PLC	3.20%	104,945	0.35%
200,000	5/9/16	CNOOC Finance (2013) Limited	1.13%	199,214	0.67%
Telecommunications
150,000	4/27/15	Telefonica Emisiones, S.A.U.	3.73%	156,872	0.53%
Total foreign corporate notes (cost: $1,713,150)				1,710,181	5.74%
Total corporate notes (cost: $6,973,836)				6,965,826	23.38%

Total investments in securities (cost: $17,464,597)				$17,430,517	58.51%

CERTIFICATES OF DEPOSIT
U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$250,000	5/9/14	Sumitomo Mitsui Bank (NY)	0.38%	$250,905	0.84%

Total U.S. certificates of deposit (cost: $250,000)				$250,905	0.84%

OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
		Agricultural commodities [2]		$301,520	1.02%
		Currencies		85,039	0.29%
		Energy		(1,617)	(0.01)%
		Equity indices		25,205	0.08%
		Interest rate instruments		(20,379)	(0.07)%
		Metals		11,420	0.04%
Net unrealized gain on open long U.S. futures contracts				401,188	1.35%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

March 31, 2014

(Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
Short U.S. Futures Contracts
Agricultural commodities	$(10,311)	(0.02)%
Currencies	(16,790)	(0.06)%
Energy	(4,885)	(0.02)%
Equity indices	(5,631)	(0.02)%
Interest rate instruments	(230)	(0.00)%
Metals	36,510	0.12%
Net unrealized loss on open short U.S. futures contracts	(1,337)	(0.00)%

Total U.S. futures contracts - net unrealized gain on open U.S. futures contracts	399,851	1.35%

Long Foreign Futures Contracts
Agricultural commodities	4,924	0.01%
Currencies	(860)	(0.00)%
Equity indices	115,320	0.39%
Interest rate instruments	53,850	0.18%
Net unrealized gain on open long foreign futures contracts	173,234	0.58%

Short Foreign Futures Contracts
Agricultural commodities	(1,111)	(0.00)%
Equity indices	(46,819)	(0.16)%
Interest rate instruments	2,586	0.01%
Net unrealized loss on open short foreign futures contracts	(45,344)	(0.15)%

Total foreign futures contracts - net unrealized gain on open foreign futures contracts	127,890	0.43%

Net unrealized gain on open futures contracts	$527,741	1.78%

OPEN FORWARD CURRENCY CONTRACTS
Foreign Forward Currency Contracts
Long	$794	0.01%
Short	64,040	0.21%
Net unrealized gain on open foreign forward currency contracts	64,834	0.22%

Net unrealized gain on open forward currency contracts	$64,834	0.22%

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

Seneca Global Fund, L.P.

Condensed Schedule of Investments

December 31, 2013

(Audited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$750,000	2/28/14	U.S. Treasury Note	1.88%	$756,888	2.26%
500,000	5/15/14	U.S. Treasury Note	1.00%	502,309	1.50%
500,000	5/31/14	U.S. Treasury Note	0.25%	500,403	1.49%
500,000	6/30/14	U.S. Treasury Note	2.63%	506,247	1.51%
250,000	7/15/14	U.S. Treasury Note	0.63%	251,415	0.75%
500,000	7/31/14	U.S. Treasury Note	2.63%	512,758	1.53%
250,000	8/31/14	U.S. Treasury Note	2.38%	255,699	0.76%
400,000	9/15/14	U.S. Treasury Note	0.25%	400,642	1.19%
1,000,000	9/30/14	U.S. Treasury Note	0.25%	1,001,459	2.98%
400,000	10/15/14	U.S. Treasury Note	0.50%	401,553	1.20%
700,000	11/30/14	U.S. Treasury Note	2.13%	713,698	2.13%
40,000	12/15/14	U.S. Treasury Note	0.25%	40,037	0.12%
600,000	12/31/14	U.S. Treasury Note	0.13%	599,815	1.79%
1,250,000	1/31/15	U.S. Treasury Note	0.25%	1,252,333	3.72%
600,000	4/30/15	U.S. Treasury Note	0.13%	599,425	1.79%
101,000	12/31/15	U.S. Treasury Note	0.25%	100,732	0.30%
Total U.S. Treasury securities (cost: $8,430,578)				8,395,413	25.02%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$250,000	1/14/14	Mizuho Funding LLC	0.22%	249,979	0.74%
Beverages
250,000	1/8/14	Bacardi Corporation	0.24%	249,988	0.75%
Diversified Financial Services
250,000	1/30/14	AXA Financial, Inc.	0.25%	249,950	0.74%
250,000	1/27/14	VNA Holding Inc.	0.30%	249,946	0.74%
Energy
250,000	1/13/14	Oglethorpe Power Corporation	0.15%	249,988	0.75%
250,000	1/7/14	Southern Company Funding Corp.	0.17%	249,993	0.75%
Total U.S. commercial paper (cost: $1,499,532)				1,499,844	4.47%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$200,000	1/30/14	Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.19%	199,969	0.60%
100,000	1/3/14	Oversea-Chinese Banking Corp. Ltd	0.18%	99,999	0.30%
250,000	3/10/14	Sumitomo Mitsui Bank	0.21%	249,901	0.74%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

December 31, 2013

(Audited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield[1]
Energy
$250,000	1/30/14	GDF Suez	0.20%	$249,960	0.74%
Total foreign commercial paper (cost: $799,677)				799,829	2.38%
Total commercial paper (cost: $2,299,209)				2,299,673	6.85%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$200,000	12/15/16	Rockwell Collins, Inc.	0.59%	200,384	0.60%
Automotive
200,000	7/31/15	Daimler Finance North America LLC	1.30%	202,597	0.60%
Banks
150,000	4/1/15	Bank of America Corporation	4.50%	158,571	0.47%
150,000	3/22/16	Bank of America Corporation	1.07%	151,255	0.45%
9,000	4/1/14	Citigroup Inc.	1.18%	9,027	0.03%
250,000	4/1/16	Citigroup Inc.	1.30%	251,643	0.75%
150,000	7/22/15	Goldman Sachs	0.64%	149,717	0.45%
200,000	2/26/16	JPMorgan Chase & Co.	0.86%	200,869	0.60%
200,000	10/15/15	Morgan Stanley	0.72%	200,186	0.60%
225,000	4/14/14	SSIF Nevada, Limited Partnership	0.94%	225,747	0.67%
Beverages
200,000	7/15/15	Anheuser-Busch InBev Worldwide Inc.	0.80%	201,658	0.60%
Computers
225,000	5/30/14	Hewlett-Packard Company	0.64%	224,841	0.67%
100,000	9/19/14	Hewlett-Packard Company	1.79%	100,896	0.30%
Diversified Financial Services
200,000	8/11/15	American Honda Finance Corporation	1.00%	201,610	0.60%
200,000	6/9/14	General Electric Capital Corporation	5.65%	205,219	0.61%
Energy
200,000	6/30/14	Arizona Public Service Company	5.80%	204,916	0.61%
150,000	8/15/14	Public Service Electric and Gas Co,	0.85%	150,911	0.45%
Food
300,000	10/17/16	Kroger Co.	0.80%	299,985	0.89%
Insurance
450,000	3/20/15	American International Group, Inc.	3.00%	466,469	1.39%
200,000	9/30/15	Jackson National Life Global Funding	0.60%	200,593	0.60%
200,000	4/4/14	MetLife Institutional Funding II	1.14%	200,998	0.60%
Manufacturing
275,000	10/9/15	General Electric Company	0.85%	276,938	0.83%
Media
100,000	4/30/15	NBCUniversal Media, LLC	3.65%	104,730	0.31%
100,000	4/15/16	NBCUniversal Media, LLC	0.78%	100,221	0.30%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

December 31, 2013

(Audited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Pharmaceuticals
$200,000	11/6/15	AbbVie Inc.	1.00%	$201,863	0.60%
150,000	2/12/15	Express Scripts Holding Company	2.10%	153,447	0.46%
225,000	2/10/14	Novartis Capital Corporation	4.13%	229,596	0.68%
Telecommunications
225,000	2/13/15	AT&T Inc.	0.88%	227,377	0.68%
175,000	3/6/15	Verizon Communications Inc.	0.44%	174,828	0.52%
Total U.S. corporate notes (cost: $5,698,950)				5,677,092	16.92%

Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$225,000	4/14/14	Danske Bank A/S	1.29%	225,905	0.67%
150,000	9/25/15	ING Bank N.V.	2.00%	153,037	0.46%
200,000	9/25/15	ING Bank N.V.	1.89%	204,004	0.61%
350,000	3/18/16	Rabobank Nederland	0.72%	351,351	1.04%
Energy
300,000	10/1/15	BP Capital Markets P.L.C.	3.13%	315,637	0.94%
300,000	11/14/14	Canadian Natural Resources Ltd	1.45%	302,572	0.90%
200,000	5/9/16	CNOOC Finance (2013) Limited	1.13%	200,115	0.60%
Total foreign corporate notes (cost: $1,756,036)				1,752,621	5.22%
Total corporate notes (cost: $7,454,986)				7,429,713	22.14%

Total investments in securities (cost: $18,184,773)				$18,124,799	54.01%

CERTIFICATES OF DEPOSIT
U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$250,000	5/9/14	Sumitomo Mitsui Bank (NY)	0.38%	$250,730	0.75%

Total U.S. certificates of deposit (cost: $250,000)				$250,730	0.75%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

December 31, 2013

(Audited)

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

(Audited)

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

Seneca Global Fund, L.P.

Statements of Operations

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Trading Gain (Loss) from Futures and Forwards
Net realized gain (loss)	$(330,606)	$2,293,918
Net change in unrealized loss	(579,494)	(279,286)
Brokerage commissions and trading expenses	(26,096)	(49,078)
Net gain (loss) from futures and forwards trading	(936,196)	1,965,554

Net Investment Gain (Loss)
Income
Interest income	48,107	89,592
Net realized and change in unrealized loss on securities and certificates of deposit	(28,086)	(54,097)
Total income	20,021	35,495
Expenses
Trading Advisor management fees	97,850	144,396
Cash Manager fees	5,901	8,068
General Partner fee	113,797	180,504
Selling Agent fees – General Partner	54,142	79,889
Broker dealer custodial fee – General Partner	7,956	11,532
Broker dealer servicing fee – General Partner	5,866	8,090
Administrative expenses – General Partner	257,997	282,960
Offering expenses – General Partner	81,478	116,579
Total expenses	624,987	832,018
Administrative and offering expenses waived	(213,674)	(197,912)
Net total expenses	411,313	634,106
Net investment loss	(391,292)	(598,611)
Net Gain (Loss)	$(1,327,488)	$1,366,943

	Series A	Series B	Series C	Series I	General Partner
Three Months Ended March 31, 2014
Decrease in net asset value per unit	$(3.11)	$(3.28)	$(3.36)	$(3.70)	$(3.54)
Net loss per unit†	$(3.13)	$(3.34)	$(3.37)	$(3.85)	$(3.54)
Weighted average number of units outstanding	158,051.5727	82,439.8621	29,912.6323	111,569.3108	7,460.6309

Three Months Ended March 31, 2013
Increase in net asset value per unit	$1.77	$2.33	$2.88	$2.86	$3.73
Net gain per unit†	$1.90	$2.36	$2.40	$2.97	$3.73
Weighted average number of units outstanding	213,841.8817	107,284.5500	26,710.6036	206,905.1467	7,460.6309

† Based on weighted average number of units outstanding during the period.

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Statements of Cash Flows

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net gain (loss)	$(1,327,488)	$1,366,943
Adjustments to reconcile net gain (loss) to net cash provided by (used in) operating activities
Net change in unrealized loss from futures and forwards trading	579,494	279,286
Purchases of securities and certificates of deposit	(7,967,202)	(12,137,119)
Proceeds from disposition of securities and certificates of deposit	8,633,223	14,843,928
Net realized and change in unrealized loss in securities and certificates of deposit	28,086	54,097
Changes in
Trading Advisor management fee payable	(13,038)	(5,056)
Trading Advisor incentive fee payable	(112,352)	—
Commissions and other trading expenses payable on open contracts	(1,132)	(561)
Cash Manager fees payable	(212)	(2,628)
General Partner fee payable	(4,885)	(4,210)
Selling Agent fees payable – General Partner	(1,971)	(4,231)
Administrative expenses payable – General Partner	(3,142)	(2,703)
Offering expenses payable – General Partner	(2,560)	(2,914)
Broker dealer custodial fee payable – General Partner	(432)	(91)
Broker dealer servicing fee payable – General Partner	(167)	(365)
Net cash provided by (used in) operating activities	(193,778)	4,384,376

Cash flows from financing activities
Subscriptions	636,599	1,736,021
Subscriptions received in advance	53,421	299,548
Redemptions	(3,899,546)	(6,704,998)
Net cash used in financing activities	(3,209,526)	(4,669,429)

Net decrease in cash and cash equivalents	(3,403,304)	(285,053)
Cash and cash equivalents, beginning of period	15,314,416	22,118,810
Cash and cash equivalents, end of period	$11,911,112	$21,833,757

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$8,266,098	$17,115,817
Cash and cash equivalents	3,645,014	4,717,940
Total end of period cash and cash equivalents	$11,911,112	$21,833,757

Supplemental disclosure of cash flow information
Prior period redemptions paid	$934,506	$634,037
Prior period subscriptions received in advance	$62,372	$236,268

Supplemental schedule of non-cash financing activities
Redemptions payable	$179,872	$859,403

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Statements of Changes in Partners’ Capital (Net Asset Value)

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

	Series A		Series B		Series C		Series I		General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Three Months Ended March 31, 2014
Balance at December 31, 2013	164,417.4673	$11,687,076	86,507.9830	$7,060,706	27,732.4319	$2,526,789	120,105.4790	$11,490,470	7,460.6309	$794,660	$33,559,701
Net loss		(495,334)		(275,529)		(100,749)		(429,449)		(26,427)	(1,327,488)
Subscriptions	7,845.7875	539,996	1,367.7819	109,000	—	—	535.9620	49,975	—	—	698,971
Redemptions	(11,750.5194)	(810,711)	(8,295.0808)	(659,487)	(2,565.2191)	(226,946)	(15,571.1427)	(1,447,768)	—	—	(3,144,912)
Transfers	(5,752.9980)	(402,708)	—	—	4,481.8523	402,708	—	—	—	—	—
Balance at March 31, 2014	154,759.7374	$10,518,319	79,580.6841	$6,234,690	29,649.0651	$2,601,802	105,070.2983	$9,663,228	7,460.6309	$768,233	$29,786,272

Three Months Ended March, 31, 2013
Balance at December 31, 2012	236,423.1119	$17,300,439	110,409.9497	$9,133,773	17,608.2983	$1,604,266	219,781.2927	$21,182,358	7,460.6309	$782,908	$50,003,744
Net gain		406,760		253,014		64,195		615,154		27,820	1,366,943
Subscriptions	11,566.2252	864,000	8,804.2138	747,114	—	—	3,673.8485	361,175	—	—	1,972,289
Redemptions	(23,722.9256)	(1,768,721)	(14,694.0342)	(1,243,741)	(8,333.2701)	(782,405)	(31,773.6793)	(3,135,497)	—	—	(6,930,364)
Transfers	(30,391.4549)	(2,272,273)	—	—	24,326.8665	2,272,273	—	—	—	—	—
Balance at March 31, 2013	193,874.9566	$14,530,205	104,520.1293	$8,890,160	33,601.8947	$3,158,329	191,681.4619	$19,023,190	7,460.6309	$810,728	$46,412,612

	Series A	Series B	Series C	Series I	General Partner
March 31, 2014	$67.97	$78.34	$87.75	$91.97	$102.97
December 31, 2013	71.08	81.62	91.11	95.67	106.51
March 31, 2013	74.95	85.06	93.99	99.24	108.67
December 31, 2012	73.18	82.73	91.11	96.38	104.94

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the periods ended March 31, 2014 and December 31, 2013, there were no such transfers between levels.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through March 31, 2014. With few exceptions, the Fund is no longer subject to U.S. or state and local income tax examinations by tax authorities for years before 2010.

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

Reclassification

Certain amounts in the 2013 financial statements may have been reclassified to conform to the 2014 presentation without affecting previously reported partners’ capital (net asset value).

2.	Fair Value Disclosures

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At March 31, 2014
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$527,741	$—	$527,741
Net unrealized gain on open forward currency contracts*	—	64,834	64,834
Cash and cash equivalents:
Money market fund	169,669	—	169,669
Investments in securities:
U.S. Treasury securities*	8,494,887	—	8,494,887
Commercial paper*	—	1,969,804	1,969,804
Corporate notes*	—	6,965,826	6,965,826
Certificates of deposit*	—	250,905	250,905
Total	$9,192,297	$9,251,369	$18,443,666

*See the condensed schedule of investments for further description.

At December 31, 2013
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$1,166,626	$—	$1,166,626
Net unrealized gain on open forward currency contracts*	—	5,443	5,443
Cash and cash equivalents:
Money market fund	556,060	—	556,060
Investments in securities:
U.S. Treasury securities*	8,395,413	—	8,395,413
Commercial paper*	—	2,299,673	2,299,673
Corporate notes*	—	7,429,713	7,429,713
Certificates of deposit*	—	250,730	250,730
Total	$10,118,099	$9,985,559	$20,103,658

*See the condensed schedule of investments for further description.

There were no Level 3 holdings at March 31, 2014 and December 31, 2013 or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which were designated as hedging instruments. At March 31, 2014, the Fund’s derivative contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts
Net unrealized gain on open futures contracts
Agricultural commodities	$323,824	$(28,802)	$295,022
Currencies	154,663	(87,274)	67,389
Energy	30,130	(36,632)	(6,502)
Equity indices	171,626	(83,551)	88,075
Interest rate instruments	117,376	(81,549)	35,827
Metals	211,991	(164,061)	47,930
Net unrealized gain on open futures contracts	$1,009,610	$(481,869)	$527,741

Net unrealized gain on open forward currency contracts	$87,191	$(22,357)	$64,834

At March 31, 2014, there were 1,551 open futures contracts and 54 open forward currency contracts. For the three months ended March 31, 2014, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended March 31, 2014
Types of Exposure	Net realized gain (loss)	Net change in unrealized loss
Futures contracts
Agricultural commodities	$472,933	$105,900
Currencies	(83,487)	(245,158)
Energy	(114,424)	(3,090)
Equity indices	(406,184)	(528,775)
Interest rate instruments	235,496	(2,955)
Metals	(368,125)	35,193
Total futures contracts	(263,791)	(638,885)

Forward currency contracts	(70,801)	59,391
Total futures and forward currency contracts	$(334,592)	$(579,494)

For the three months ended March 31, 2014 the number of futures contracts closed was 7,316 and the number of forward currency contracts closed was 124.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at March 31, 2014 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

JP Morgan Securities, LLC	$331,722	$—	$—	$331,722
Newedge UK Financial Ltd	64,834	—	—	64,834
Newedge USA, LLC	196,019	—	—	196,019
Total	$592,575	$—	$—	$592,575

At December 31, 2013, the Fund’s derivative contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts
Net unrealized gain on open futures contracts
Agricultural commodities	$250,715	$(61,593)	$189,122
Currencies	366,335	(53,788)	312,547
Energy	48,136	(51,548)	(3,412)
Equity indices	618,040	(1,190)	616,850
Interest rate instruments	220,687	(181,905)	38,782
Metals	370,438	(357,701)	12,737
Net unrealized gain on open futures contracts	$1,874,351	$(707,725)	$1,166,626

Net unrealized gain on open forward currency contracts	$49,606	$(44,163)	$5,443

At December 31, 2013, there were 2,186 open futures contracts and 68 open forward currency contracts. For the three months ended March 31, 2013, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended March, 31, 2013
Types of Exposure	Net realized gain (loss)	Net change in unrealized loss
Futures contracts
Agricultural commodities	$590,255	$(328,682)
Currencies	719,214	(307,330)
Energy	(492,998)	113,412
Equity indices	2,199,246	(451,294)
Interest rate instruments	(867,003)	327,066
Metals	(100,741)	546,531
Total futures contracts	2,047,973	(100,297)

Forward currency contracts	225,673	(178,989)
Total futures and forward currency contracts	$2,273,646	$(279,286)

For the three months ended March, 31, 2013, the number of futures contracts closed was 12,388 and the number of forward currency contracts closed was 899.

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

At March 31, 2014 and December 31, 2013, the General Partner had an investment of 7,460.6309 units valued at $768,233 and $794,660, respectively.

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

To meet margin requirements, the Fund deposits funds with its brokers, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with its brokers. At March 31, 2014 and December 31, 2013, the Fund had margin requirements of $3,335,560 and $4,038,995.

7.	Administrative and Offering Expenses

The Fund reimburses the General Partner for actual monthly administrative expenses paid to various third-party service providers, including the General Partner, up to 1/12th of 0.95% of the Fund’s month-end net asset value, prorated for partial months and adjusted for weekly subscriptions and redemptions and payable monthly in arrears. Actual administrative expenses may vary; however, such administrative expenses will not exceed 0.95% of the Fund’s average annual net asset value. The administrative expenses include legal, accounting, clerical and other back office related expenses related to the administration of the Fund and all other associated costs incurred by the Fund. For the three months ended March 31, 2014 and 2013, actual administrative expenses were $257,997 and $282,960, respectively. Such amounts are presented as administrative expenses in the statements of operations.

During the three months ended March 31, 2014 and 2013, the General Partner absorbed administrative expenses in excess of the 0.95% limitation of $184,089 and $166,730, respectively. Such amounts are included in administrative and offering expenses waived in the statements of operations. At March 31, 2014 and December 31, 2013, $23,595 and $26,737, respectively, were payable to the General Partner for administrative expenses incurred on behalf of the Fund and not waived by the General Partner. Such amounts are presented as administrative expenses payable – General Partner in the statements of financial condition.

The Fund reimburses the General Partner for actual ongoing offering expenses, up to 1/12th of 0.75% of the Fund’s month-end net asset value pro rata for each Series of Units except for the General Partner and Series C Units, prorated for partial months and adjusted for weekly subscriptions and redemptions and payable monthly in arrears. Actual ongoing offering expenses in excess of this limitation are absorbed by the General Partner. For the three months ended March 31, 2014 and 2013, actual offering expenses were $81,478 and $116,579, respectively. Such amounts are presented as offering expenses in the statements of operations.

During the three months ended March 31, 2014 and 2013, the General Partner absorbed offering expenses in excess of the 0.75% limitation of $29,585 and $31,182, respectively. Such amounts are included in administrative and offering expenses waived in the statements of operations. At March 31, 2014 and December 31, 2013, $16,603 and $19,163, respectively, were payable to the General Partner for offering expenses incurred on behalf of the Fund and not waived by the General Partner. Such amounts are presented as offering expenses payable – General Partner in the statements of financial condition.

8.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement, subject to a minimum investment of $10,000. Subscriptions into and redemptions out of the Fund occur weekly. Each series of units will be offered to the public as of the open of business on each Wednesday at the net asset value per Unit of the relevant series at the close of the preceding business day. At March 31, 2014 and December 31, 2013, the Fund received advance subscriptions of $53,421 and $62,372, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to the end of the respective quarter.

The Fund is not required to make distributions, but may do so at the sole discretion of the General Partner. Redemptions may be made by a limited partner as of the close of business day each Tuesday at the net asset value of the redeemed Units (or portion thereof) on that day.

Series A Units redeemed prior to the first anniversary of the subscription date are subject to a redemption fee equal to the product of (i) 2% of the subscription price for such Series A Units on the subscription date divided by 52 (ii) multiplied by the number of weeks remaining before the first anniversary of the subscription date. Series B, C and I Units are not subject to the redemption fee. For the three months ended March 31, 2014 and 2013, these redemption fees were negligible.

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

Purchase and sale of futures contracts requires margin deposits with futures brokers. Additional deposits may be necessary for any loss of contract value. The Commodity Exchange Act (“CEAct”) requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury securities) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than (or none of) the total cash and other property deposited. The Fund uses Newedge USA, LLC and J.P. Morgan Securities, LLC as its futures brokers and Newedge UK Financial Limited as its forward currency counterparty.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises. The following table presents the exposure at March 31, 2014.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Certificates of Deposit	Total	% of Partners’ Capital (Net Asset Value)
United States	$8,494,887	$899,891	$5,255,645	$250,905	$14,901,328	50.02%
Netherlands	—	—	707,552	—	707,552	2.38%
United Kingdon	—	249,953	420,811	—	670,764	2.25%
Singapore	—	249,999	—	—	249,999	0.84%
France	—	249,983	—	—	249,983	0.84%
Denmark	—	—	225,732	—	225,732	0.76%
Japan	—	199,978	—	—	199,978	0.67%
British Virgin Islands	—	—	199,214	—	199,214	0.67%
Spain	—	—	156,872	—	156,872	0.53%
Canada	—	120,000	—	—	120,000	0.40%
Total	$8,494,887	$1,969,804	$6,965,826	$250,905	$17,681,422	59.36%

The following table presents the exposure at December 31, 2013.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Certificates of Deposit	Total	% of Partners’ Capital (Net Asset Value)
United States	$8,395,413	$1,499,844	$5,677,092	$250,730	$15,823,079	47.15%
Netherlands	—	—	708,392	—	708,392	2.11%
Japan	—	449,870	—	—	449,870	1.34%
United Kingdon	—	—	315,637	—	315,637	0.94%
Canada	—	—	302,572	—	302,572	0.90%
France	—	249,960	—	—	249,960	0.74%
Denmark	—	—	225,905	—	225,905	0.67%
British Virgin Islands	—	—	200,115	—	200,115	0.60%
Singapore	—	99,999	—	—	99,999	0.30%
Total	$8,395,413	$2,299,673	$7,429,713	$250,730	$18,375,529	54.75%

10.	Indemnifications

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

The statement of financial condition, including the condensed schedule of investments, at March 31, 2014, the statements of operations for the three months ended March 31, 2014 and 2013, the statements of cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2014 and 2013, and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at March 31, 2014, results of operations for the three months ended March 31, 2014 and 2013, cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2014 and 2013. The results of operations for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

12.	Financial Highlights

The following information presents per unit operating performance results and other supplemental financial ratios for the three months ended March 31, 2014 and 2013. This information has been derived from information presented in the financial statements for limited partner units and assumes that a unit is outstanding throughout the entire period:

	Three Months Ended March 31, 2014				Three Months Ended March 31, 2013
	Series A Units	Series B Units	Series C Units	Series I Units	Series A Units	Series B Units	Series C Units	Series I Units
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$71.08	$81.62	$91.11	$95.67	$73.18	$82.73	$91.11	$96.38

Gain (Loss) from operations
Gain (Loss) from trading (1)	(2.01)	(2.32)	(2.57)	(2.71)	2.95	3.34	3.71	3.89
Net investment loss (1)	(1.10)	(0.96)	(0.79)	(0.99)	(1.18)	(1.01)	(0.83)	(1.03)
Total gain (loss) from operations	(3.11)	(3.28)	(3.36)	(3.70)	1.77	2.33	2.88	2.86
Net asset value per Unit at end of period	$67.97	$78.34	$87.75	$91.97	$74.95	$85.06	$93.99	$99.24

Total return (5)	(4.38)%	(4.01)%	(3.69)%	(3.87)%	2.42%	2.82%	3.17%	2.97%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to Trading Advisor incentive fee (2)(3)(4)	6.60%	5.08%	3.79%	4.48%	6.63%	5.07%	3.84%	4.48%
Trading Advisor incentive fee (5)	—	—	—	—	—	—	—	—
Total expenses	6.60%	5.08%	3.79%	4.48%	6.63%	5.07%	3.84%	4.48%
Net investment loss (2)(3)(4)(6)	(6.35)%	(4.82)%	(3.53)%	(4.23)%	(6.34)%	(4.78)%	(3.56)%	(4.19)%

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
For the three months ended March 31, 2014 and 2013, the ratios are net of 2.34% and 1.37% effect of waived administrative expenses, respectively. For the three months ended March 31, 2014 and 2013, the ratios are net of 0.42% and 0.28 % effect of waived offering expenses, respectively.

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

At March 31, 2014, the allocation of trading levels to the Trading Advisors was as follows:

Blackwater	14%
Estlander	24%
QIM	26%
Winton	36%

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

Results of Operations

The returns for Series A, B, C and I Units for the three months ended March 31, 2014 and 2013 were:

Series of Units	2014	2013
A	(4.38)%	2.42%
B	(4.01)%	2.82%
C	(3.69)%	3.17%
I	(3.87)%	2.97%

Past performance is not necessarily indicative of future results.

2014

During the three months ended March 31, 2014, the Fund experienced a net realized loss on futures and forwards trading of $330,606, a change in unrealized loss on futures and forwards trading of $579,494 and incurred brokerage commissions of $26,096, resulting in a net loss from futures and forwards trading of $936,196. The Fund’s expenses during the three months ended March 31, 2014 consisted of $67,964 in selling agent, custodial and servicing fees, and $339,475 in offering expenses and administrative expenses, of which $213,674 were waived. Additionally, the Fund incurred $97,850 in trading advisor management fees, $5,901 in Cash Managers fees and a General Partner fee of $113,797. Interest income of $48,107 and net realized and change in unrealized loss on securities and certificates of deposit of $28,086, combined with Fund expenses resulted in net loss of $1,327,488 for the three months ended March 31, 2014.

During the period ended March 31, 2014, the Fund issued $698,971 of Units and redeemed $3,144,912 of Units, and when combined with the net loss, resulted in a net decrease in the Fund’s net asset value for the year from $33,559,701 to $29,786,272.

Discussion of monthly performance for the three months ended March 31, 2014 follows:

January

January saw a broad flight to safety, sparked by a sharp sell-off in emerging market currencies, as investors worried about the impact of Fed tapering and weak Chinese manufacturing on emerging economies. This heightened risk aversion quickly spread to developed markets, which saw declines in equity indices and rallies in bonds, gold and safe haven currencies. Meanwhile, in energy markets, natural gas prices surged due to freezing temperatures across the U.S.

January saw a reversal of many of the most profitable trends from the fourth quarter of 2013, resulting in negative performance for the Fund’s trend-following programs. In equity markets, the Fund’s long positions in the S&P 500 and Nikkei saw losses as global indices fell sharply. Although the Fund has historically been non-correlated to stocks over the long run, in the short term it can have positive or negative correlation depending on whether existing equity trends cause the Fund to be positioned long or short. In currencies, the Fund’s short Japanese yen position suffered as the exchange rate appreciated on safe haven buying. Elsewhere, choppiness in the Euro and Swiss franc also caused losses. The Fund did make gains in interest rates, where long positions in European bonds benefited from fund flows into fixed income markets. In agricultural commodities, the Fund also profited from the continued upward trend in the meat markets. Overall, the Fund finished the month with a loss of 3.36%, 3.24%, 3.13% and 3.19% for Series A, B, C and I Units, respectively.

February

In February, global equities rallied despite weakness in economic data caused by inclement weather. New Fed Chair Janet Yellen reassured investors that interest rate hikes would be unlikely in the current environment and that the gradual tapering of bond purchases would remain contingent on sustained labor market improvement. This relatively dovish stance raised bond prices and weakened the U.S. dollar. Energy prices surged during the month as unusually cold temperatures boosted demand in the U.S., while the escalating crisis in Ukraine threatened to disrupt European supply channels.

The Fund made its largest gains from rising energy markets through long positions in natural gas and crude oil. Additionally, the Fund profited from long positions in global bonds, which rallied on continued accommodative policy guidance from central banks. In currencies, the Fund benefited from long exposure to European exchange rates. Meanwhile, in the agricultural sector, the Fund profited from rising soybean prices due to a drought in Brazil. However, the metals sector caused losses as a rebound in gold and silver on US dollar weakness hurt the Fund’s short positions. Overall, the Fund finished the month with a gain of 1.34%, 1.47%, 1.59% and 1.52% for Series A, B, C and I Units, respectively.

March

March was a choppy month in equity and energy markets, due to the Russia/Ukraine crisis and as China saw its first domestic corporate bond default in a sign of slowing growth. In the U.S., Fed Chair Yellen stirred up fixed income and currency markets by initially suggesting that interest rates hikes might come sooner than expected, then later backtracking on those comments.

The Fund made gains in the agricultural sector, capitalizing on rising price trends in soybeans (due to poor weather in Brazil) and in lean hogs (due to a disease outbreak in the U.S.). However, uncertainty over both the health of China’s economy and the timing of Fed tightening caused whipsaw market action in global stocks, oil markets and U.S. bonds, which generated losses for trend-following strategies in those sectors. Overall, the Fund finished the month with a loss of 2.37%, 2.24%, 2.13% and 2.19% for Series A, B, C and I Units, respectively.

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

The Fund profited in the currency sector in March, particularly from a long position in the Mexican peso. The Fund also gained from a fall in industrial metals prices, with short positions in aluminum and copper, as investors worried about the impact of a clampdown on Chinese property speculation. Profits were also made from long positions in stocks, especially in the U.S. The Fund was down slightly in fixed income as gains from being long Japanese bonds were offset by losses in the choppy U.S. bond market. The Fund finished the month with a net gain of 0.89%, 1.02%, 1.14% and 1.07% for Series A, B, C and I Units, respectively.

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

Item 4: Controls and Procedures

The General Partner of the Fund, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at March 31, 2014 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

There has been no change in internal control over financial reporting that occurred during the period ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Part II: Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

A smaller reporting company is not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended March 31, 2014. Under the Partnership Agreement, redemptions may be made by a limited partner as of the close of business day each Tuesday at the net asset value of the redeemed Units (or portion thereof) on that day. Redemptions of Units during the three months ended March 31, 2014 were as follows:

	January	February	March	Total
A Units
Units redeemed	3,848.0136	3,515.8167	4,386.6891	11,750.5194
Average net asset value per Unit	$69.86	$67.83	$69.16	$68.99

B Units
Units redeemed	4,568.5653	751.1570	2,975.3585	8,295.0808
Average net asset value per Unit	$79.75	$78.28	$79.43	$79.50

C Units
Units redeemed	546.9797	1,065.5767	952.6627	2,565.2191
Average net asset value per Unit	$89.40	$87.52	$89.00	$88.47

I Units
Units redeemed	7,521.8995	4,997.9400	3,051.3032	15,571.1427
Average net asset value per Unit	$93.73	$91.76	$93.10	$92.97

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference.

Exhibit No.	Description of Exhibit

1.1(a)	Form of Selling Agreement

4.1(d)	Fourth Amended and Restated Limited Partnership Agreement

9.1(c)	Delaware Amended and Restated Certificate of Limited Partnership

10.1(d)	Form of Subscription Agreement

10.5(b)	Third Amended and Restated Trading Advisory Agreement with Aspect Capital Ltd.

10.6(b)	Trading Advisory Agreement with Estlander & Partners Ltd.

10.7(b)	Trading Advisory Agreement with Blackwater Capital Management, L.L.C.

10.8(e)	Trading Advisory Agreement with Quantitative Investment Management, LLC

10.9(f)	Trading Advisory Agreement with Winton Capital Management, Ltd.

31.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(a)	Previously filed as an exhibit to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 (SEC File No.: 333-148049) on May 23, 2008 and incorporated herein by reference.

(b)	Previously filed as an exhibit to Post-Effective Amendment No. 3 to the Registration Statement on form S-1 (SEC File No.: 333-148049) on April 19, 2011 and incorporated herein by reference.

(c)	Previously filed on May 3, 2011 with Form 8-K (File No. 000-53453), and incorporated herein by reference.

(d)	Previously filed on August 15, 2011 as an exhibit to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (Reg. No. 333-175052), and incorporated herein by reference.

(e)	Previously filed on March 28, 2013 as an exhibit to Form 10-K (File No. 000-53453), and incorporated herein by reference.

(f)	Previously filed on March 28, 2014 as an exhibit to Form 10-K (File No. 000-53453), and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the U.S. Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2014	SENECA GLOBAL FUND, L.P.

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

	By:	/s/ Carl A. Serger
	Name:	Carl A. Serger
	Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)

