Form 10-Q
period 2014-06-30
SENECA GLOBAL FUND, L.P.
filed 2014-08-14
CIK 1414581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☐    No ☒

Part I: Financial Information

Item 1. Financial Statements

Seneca Global Fund, L.P.

Statements of Financial Condition

June 30, 2014 (Unaudited) and December 31, 2013 (Audited)

	June 30, 2014	December 31, 2013
Assets
Equity in broker trading accounts
Cash	$8,084,690	$10,049,111
Net unrealized gain on open futures contracts	510,863	1,166,626
Net unrealized gain on open forward currency contracts	7,876	5,443
Total equity in broker trading accounts	8,603,429	11,221,180
Cash and cash equivalents	3,342,367	5,265,305
Investments in securities, at fair value	15,739,866	18,124,799
Certificates of deposit, at fair value	—	250,730
Total assets	$27,685,662	$34,862,014

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fee payable	$32,045	$70,628
Trading Advisor incentive fees payable	71,219	112,352
Commissions and other trading fees payable on open contracts	4,220	4,923
Cash Manager fees payable	7,833	5,769
General Partner fee payable	33,398	41,389
Selling Agent fees payable – General Partner	17,384	19,416
Administrative expenses payable – General Partner	21,490	26,737
Offering expenses payable – General Partner	15,297	19,163
Broker dealer custodial fee payable – General Partner	2,224	2,977
Broker dealer servicing fee payable – General Partner	1,813	2,081
Redemptions payable	345,441	934,506
Subscriptions received in advance	5,068	62,372
Total liabilities	557,432	1,302,313
Partners’ Capital (Net Asset Value)
General Partner Units – 7,460.6309 units outstanding at
June 30, 2014 and December 31, 2013	775,725	794,660
Series A Units – 152,831.1989 and 164,417.4673 units outstanding
at June 30, 2014 and December 31, 2013, respectively	10,373,716	11,687,076
Series B Units – 68,259.3744 and 86,507.9830 units outstanding
at June 30, 2014 and December 31, 2013, respectively	5,362,302	7,060,706
Series C Units – 24,775.2756 and 27,732.4319 units outstanding
at June 30, 2014 and December 31, 2013, respectively	2,187,362	2,526,789
Series I Units – 91,269.1444 and 120,105.4790 units outstanding
at June 30, 2014 and December 31, 2013, respectively	8,429,125	11,490,470
Total partners’ capital (net asset value)	27,128,230	33,559,701
Total liabilities and partners’ capital (net asset value)	$27,685,662	$34,862,014

Seneca Global Fund, L.P.

Condensed Schedule of Investments

June 30, 2014

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$250,000	7/15/14	U.S. Treasury Note	0.63%	$250,759	0.92%
500,000	7/31/14	U.S. Treasury Note	2.63%	506,529	1.87%
250,000	8/31/14	U.S. Treasury Note	2.38%	252,932	0.93%
400,000	9/15/14	U.S. Treasury Note	0.25%	400,434	1.48%
1,000,000	9/30/14	U.S. Treasury Note	0.25%	1,001,097	3.69%
400,000	10/15/14	U.S. Treasury Note	0.50%	400,921	1.48%
700,000	11/30/14	U.S. Treasury Note	2.13%	707,196	2.61%
40,000	12/15/14	U.S. Treasury Note	0.25%	40,036	0.15%
600,000	12/31/14	U.S. Treasury Note	0.13%	600,119	2.21%
1,250,000	1/31/15	U.S. Treasury Note	0.25%	1,252,525	4.61%
700,000	3/31/15	U.S. Treasury Note	2.50%	717,005	2.64%
600,000	4/30/15	U.S. Treasury Note	0.13%	600,243	2.21%
750,000	5/31/15	U.S. Treasury Note	0.25%	751,096	2.77%
500,000	3/15/16	U.S. Treasury Note	0.38%	500,824	1.85%
Total U.S. Treasury securities (cost: $8,005,217)				7,981,716	29.42%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$150,000	8/12/14	BMW US Capital, LLC	0.11%	149,981	0.55%
Banks
150,000	7/1/14	Credit Suisse (USA), Inc.	0.00%	150,000	0.55%
250,000	7/2/14	Mizuho Funding LLC	0.20%	249,999	0.92%
200,000	8/19/14	Union Bank, NA	0.12%	199,967	0.74%
Diversified Financial Services
130,000	9/30/14	J.P. Morgan Securities LLC	0.17%	129,944	0.48%
Energy
250,000	7/21/14	Southern Company Funding Corp	0.16%	249,978	0.92%
Total U.S. commercial paper (cost: $1,129,683)				1,129,869	4.16%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$200,000	8/8/14	Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.18%	199,962	0.74%
220,000	7/15/14	Oversea-Chinese Banking Corporation Ltd	0.14%	219,988	0.81%
Energy
250,000	8/25/14	GDF Suez	0.17%	249,935	0.92%
Total foreign commercial paper (cost: $669,785)				669,885	2.47%
Total commercial paper (cost: $1,799,468)				1,799,754	6.63%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

June 30, 2014
(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$200,000	12/15/16	Rockwell Collins, Inc.	0.58%	$200,688	0.74%
Automotive
200,000	7/31/15	Daimler Finance North America LLC	1.30%	202,795	0.75%
Banks
150,000	4/1/15	Bank of America	4.50%	155,958	0.57%
150,000	3/22/16	Bank of America	1.05%	151,175	0.56%
250,000	4/1/16	Citigroup Inc.	1.30%	252,025	0.93%
200,000	2/26/16	JPMorgan Chase & Co.	0.85%	200,905	0.74%
200,000	10/15/15	Morgan Stanley	0.71%	200,722	0.74%
150,000	7/22/15	The Goldman Sachs Group, Inc.	0.63%	150,228	0.55%
Beverages
425,000	1/27/17	Anheuser Busch Inbev Fin, Inc.	1.13%	428,716	1.58%
Computers
100,000	9/19/14	Hewlett-Packard Company	1.78%	100,409	0.37%
Diversified Financial Services
200,000	8/11/15	American Honda Finance Corporation	1.00%	202,088	0.74%
Energy
150,000	8/15/14	Public Service Electric And Gas Company	0.85%	150,596	0.56%
Food
300,000	10/17/16	The Kroger Co.	0.76%	300,683	1.11%
Insurance
400,000	3/22/17	American International Group, Inc.	3.80%	431,224	1.59%
200,000	9/30/15	Jackson National Life Global Funding	0.58%	200,675	0.74%
Manufacturing
345,000	3/3/17	Caterpillar Financial Services Corporation	0.46%	344,916	1.28%
275,000	10/9/15	General Electric Company	0.85%	276,789	1.02%
Media
100,000	4/30/15	NBCUniversal Media, LLC	3.65%	103,361	0.38%
100,000	4/15/16	NBCUniversal Media, LLC	0.76%	100,143	0.37%
Pharmecueticals
150,000	2/12/15	Express Scripts Holding Company	2.10%	152,748	0.56%
Telecommunications
175,000	9/15/16	Verizon Communications Inc.	1.76%	180,352	0.66%
Total U.S. corporate notes (cost: $4,479,936)				4,487,196	16.54%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

June 30, 2014

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$200,000	9/25/15	ING Bank N.V.	1.87%	$203,021	0.75%
150,000	9/25/15	ING Bank N.V.	2.00%	152,842	0.56%
350,000	3/18/16	Rabobank Nederland	0.71%	351,560	1.29%

200,000	10/1/15	BP Capital Markets P.L.C.	3.13%	207,957	0.77%
200,000	5/9/16	CNOOC Finance (2013) Limited	1.13%	200,857	0.74%
200,000	6/2/17	Enbridge Inc.	0.68%	200,502	0.74%

150,000	4/27/15	Telefonica Emisiones, S.A.U.	3.73%	154,461	0.57%
Total foreign corporate notes (cost: $1,475,619)				1,471,200	5.42%
Total corporate notes (cost: $5,955,555)				5,958,396	21.96%

Total investments in securities (cost: $15,760,240)				$15,739,866	58.01%

OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
		Agricultural commodities		$74,563	0.28%
		Currencies		219,166	0.81%
		Energy		(47,176)	(0.17)%
		Equity indices		90,141	0.33%
		Interest rate instruments		57,548	0.21%
		Metals		79,618	0.29%
Net unrealized gain on open long U.S. futures contracts				473,860	1.75%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

June 30, 2014

(Unaudited)

Description	Fair Value	% of Partners' Capital (Net Asset Value)
Short U.S. Futures Contracts
Agricultural commodities	$21,840	0.09%
Currencies	(84,188)	(0.31)%
Energy	9,472	0.03%
Equity indices	(1,556)	(0.01)%
Interest rate instruments	(31)	0.00%
Metals	(191,641)	(0.71)%
Net unrealized loss on open short U.S. futures contracts	(246,104)	(0.91)%

Total U.S. futures contracts - net unrealized gain on open U.S. futures contracts	227,756	0.84%

Long Foreign Futures Contracts
Agricultural commodities	8,552	0.03%
Currencies	(876)	0.00%
Equity indices	(6,844)	(0.03)%
Interest rate instruments [2]	287,790	1.06%
Net unrealized gain on open long foreign futures contracts	288,622	1.06%

Short Foreign Futures Contracts
Agricultural commodities	36	0.00%
Interest rate instruments	(5,551)	(0.02)%
Net unrealized loss on open short foreign futures contracts	(5,515)	(0.02)%

Total foreign futures contracts - net unrealized gain on open foreign futures contracts	283,107	1.04%

Net unrealized gain on open futures contracts	$510,863	1.88%

OPEN FORWARD CURRENCY CONTRACTS
Foreign Forward Currency Contracts
Long	$(9,107)	(0.03)%
Short	16,983	0.06%
Net unrealized gain on open foreign forward currency contracts	7,876	0.03%

Net unrealized gain on open forward currency contracts	$7,876	0.03%

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

Seneca Global Fund, L.P.

Statements of Operations

For the Three and Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Trading Gain (Loss) from Futures and Forwards
Net realized gain (loss)	$560,283	$(276,389)	$229,677	$2,017,529
Net change in unrealized loss	(73,836)	(322,292)	(653,330)	(601,578)
Brokerage commissions and trading expenses	(27,123)	(37,704)	(53,219)	(86,782)
Net gain (loss) from futures and forwards trading	459,324	(636,385)	(476,872)	1,329,169

Net Investment Loss
Income
Interest income	43,543	80,919	91,650	170,511
Net realized and change in unrealized loss on securities and certificates of deposit	(22,331)	(68,938)	(50,417)	(123,035)
Total income	21,212	11,981	41,233	47,476
Expenses
Trading Advisor management fees	87,303	131,149	185,153	275,545
Trading Advisor incentive fees	71,219	—	71,219	—
Cash Manager fees	5,527	9,169	11,428	17,237
General Partner fee	103,351	161,391	217,148	341,895
Selling Agent fees – General Partner	52,189	71,311	106,331	151,200
Broker dealer custodial fee – General Partner	7,062	11,243	15,018	22,775
Broker dealer servicing fee – General Partner	5,534	7,267	11,400	15,357
Administrative expenses – General Partner	250,755	236,494	508,752	519,454
Offering expenses – General Partner	77,021	115,578	158,499	232,157
Total expenses	659,961	743,602	1,284,948	1,575,620
Administrative and offering expenses waived	(213,230)	(173,494)	(426,904)	(371,406)
Net total expenses	446,731	570,108	858,044	1,204,214
Net investment loss	(425,519)	(558,127)	(816,811)	(1,156,738)
Net Income (Loss)	$33,805	$(1,194,512)	$(1,293,683)	$172,431

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Statements of Operations (continued)

For the Three and Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Series A	Series B	Series C	Series I	General Partner
Three Months Ended June 30, 2014
Increase (Decrease) in net asset value per unit	$(0.09)	$0.22	$0.54	$0.38	$1.01
Net income (loss) per unit†	$(0.09)	$0.09	$0.37	$0.24	$1.00
Weighted average number of units outstanding	154,527.1325	74,220.8925	26,890.8755	97,849.9707	7,460.6309

Three Months Ended June 30, 2013
Decrease in net asset value per unit	$(2.52)	$(2.54)	$(2.49)	$(2.81)	$(2.48)
Net loss per unit†	$(2.42)	$(2.47)	$(2.84)	$(2.19)	$(2.48)
Weighted average number of units outstanding	188,197.6448	102,701.8331	35,155.4104	166,773.3122	7,460.6309

	Series A	Series B	Series C	Series I	General Partner
Six Months Ended June 30, 2014
Decrease in net asset value per unit	$(3.20)	$(3.06)	$(2.82)	$(3.32)	$(2.53)
Net loss per unit†	$(3.25)	$(3.44)	$(3.22)	$(3.88)	$(2.54)
Weighted average number of units outstanding	156,507.8691	78,151.7621	28,223.5666	104,658.1183	7,460.6309

Six Months Ended June 30, 2013
Increase (Decrease) in net asset value per unit	$(0.75)	$(0.21)	$0.39	$0.05	$1.25
Net income (loss) per unit†	$(0.25)	$(0.01)	$(1.17)	$1.34	$1.25
Weighted average number of units outstanding	202,040.4499	105,060.7719	30,551.7373	186,147.4820	7,460.6309

† Based on weighted average number of units outstanding during the period.

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Statements of Cash Flows

For the Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net gain (loss)	$(1,293,683)	$172,431
Adjustments to reconcile net gain (loss) to net cash provided by operating activities
Net change in unrealized loss from futures and forwards trading	653,330	601,578
Purchases of securities and certificates of deposit	(13,764,370)	(13,910,424)
Proceeds from disposition of securities and certificates of deposit	16,349,616	16,400,152
Net realized and change in unrealized loss in securities and certificates of deposit	50,417	123,035
Changes in
Trading Advisor management fee payable	(38,583)	(11,109)
Trading Advisor incentive fee payable	(41,133)	—
Commissions and other trading expenses payable on open contracts	(703)	(4,683)
Cash Manager fees payable	2,064	(5,879)
General Partner fee payable	(7,991)	(11,716)
Selling Agent fees payable – General Partner	(2,032)	(6,931)
Administrative expenses payable – General Partner	(5,247)	(7,418)
Offering expenses payable – General Partner	(3,866)	(6,964)
Broker dealer custodial fee payable – General Partner	(753)	(280)
Broker dealer servicing fee payable – General Partner	(268)	(600)
Net cash provided by operating activities	1,896,798	3,331,192

Cash flows from financing activities
Subscriptions	1,189,193	3,439,951
Subscriptions received in advance	5,068	271,868
Redemptions	(6,978,418)	(13,195,278)
Net cash used in financing activities	(5,784,157)	(9,483,459)

Net decrease in cash and cash equivalents	(3,887,359)	(6,152,267)
Cash and cash equivalents, beginning of period	15,314,416	22,118,810
Cash and cash equivalents, end of period	$11,427,057	$15,966,543

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$8,084,690	$10,658,407
Cash and cash equivalents	3,342,367	5,308,136
Total end of period cash and cash equivalents	$11,427,057	$15,966,543

Supplemental disclosure of cash flow information
Prior period redemptions paid	$934,506	$634,037
Prior period subscriptions received in advance	$62,372	$236,268

Supplemental schedule of non-cash financing activities
Redemptions payable	$345,441	$306,841

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Statements of Changes in Partners’ Capital (Net Asset Value)

For the Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Series A		Series B		Series C		Series I		General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Six Months Ended June 30, 2014
Balance at December 31, 2013	164,417.4673	$11,687,076	86,507.9830	$7,060,706	27,732.4319	$2,526,789	120,105.4790	$11,490,470	7,460.6309	$794,660	$33,559,701
Net loss		(508,922)		(268,834)		(90,852)		(406,140)		(18,935)	(1,293,683)
Subscriptions	14,199.0024	966,190	2,811.0965	220,400	—	—	700.9301	64,975	—	—	1,251,565
Redemptions	(19,757.7781)	(1,349,532)	(20,546.0847)	(1,609,489)	(7,479.0958)	(654,801)	(30,139.1258)	(2,775,531)	—	—	(6,389,353)
Transfers	(6,027.4927)	(421,096)	(513.6204)	(40,481)	4,521.9395	406,226	601.8611	55,351	—	—	—
Balance at June 30, 2014	152,831.1989	$10,373,716	68,259.3744	$5,362,302	24,775.2756	$2,187,362	91,269.1444	$8,429,125	7,460.6309	$775,725	$27,128,230

Six Months Ended June 30, 2013
Balance at December 31, 2012	236,423.1119	$17,300,439	110,409.9497	$9,133,773	17,608.2983	$1,604,266	219,781.2927	$21,182,358	7,460.6309	$782,908	$50,003,744
Net gain (loss)		(49,565)		(782)		(35,813)		249,277		9,314	172,431
Subscriptions	22,969.9440	1,723,600	13,248.8148	1,126,114	—	—	8,374.7066	826,505	—	—	3,676,219
Redemptions	(34,526.8808)	(2,577,305)	(20,772.2489)	(1,768,580)	(14,170.2710)	(1,334,996)	(71,863.3717)	(7,187,201)	—	—	(12,868,082)
Transfers	(40,458.4660)	(3,040,265)	—	—	32,331.2053	3,039,507	—	758	—	—	—
Balance at June 30, 2013	184,407.7091	$13,356,904	102,886.5156	$8,490,525	35,769.2326	$3,272,964	156,292.6276	$15,071,697	7,460.6309	$792,222	$40,984,312

	Series A	Series B	Series C	Series I	General Partner
June 30, 2014	$67.88	$78.56	$88.29	$92.35	$103.98
December 31, 2013	71.08	81.62	91.11	95.67	106.51
June 30, 2013	72.43	82.52	91.50	96.43	106.19
December 31, 2012	73.18	82.73	91.11	96.38	104.94

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the periods ended June 30, 2014 and December 31, 2013, there were no such transfers between levels.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through June 30, 2014. With few exceptions, the Fund is no longer subject to U.S. or state and local income tax examinations by tax authorities for years before 2010.

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

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At June 30, 2014
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$510,863	$—	$510,863
Net unrealized gain on open forward currency contracts*	—	7,876	7,876
Cash and cash equivalents:
Money market fund	1,033,788	—	1,033,788
Investments in securities:
U.S. Treasury securities*	7,981,716	—	7,981,716
Commercial paper*	—	1,799,754	1,799,754
Corporate notes*	—	5,958,396	5,958,396
Total	$9,526,367	$7,766,026	$17,292,393

*See the condensed schedule of investments for further description.

At December 31, 2013
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$1,166,626	$—	$1,166,626
Net unrealized gain on open forward currency contracts*	—	5,443	5,443
Cash and cash equivalents:
Money market fund	556,060	—	556,060
Investments in securities:
U.S. Treasury securities*	8,395,413	—	8,395,413
Commercial paper*	—	2,299,673	2,299,673
Corporate notes*	—	7,429,713	7,429,713
Certificates of deposit*	—	250,730	250,730
Total	$10,118,099	$9,985,559	$20,103,658

*See the condensed schedule of investments for further description.

There were no Level 3 holdings at June 30, 2014 and December 31, 2013 or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which were designated as hedging instruments. At June 30, 2014, the Fund’s derivative contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts Net unrealized gain on open futures contracts
Agricultural commodities	$211,844	$(106,853)	$104,991
Currencies	239,898	(105,796)	134,102
Energy	63,398	(101,102)	(37,704)
Equity indices	134,732	(52,991)	81,741
Interest rate instruments	357,259	(17,503)	339,756
Metals	102,490	(214,513)	(112,023)
Net unrealized gain on open futures contracts	$1,109,621	$(598,758)	$510,863

Net unrealized gain on open forward currency contracts	$53,898	$(46,022)	$7,876

At June 30, 2014, there were 1,758 open futures contracts and 64 open forward currency contracts. For the three and six months ended June 30, 2014, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
Types of Exposure	Net realized gain (loss)	Net change in unrealized loss	Net realized gain (loss)	Net change in unrealized loss
Futures contracts
Agricultural commodities	$92,167	$(190,031)	$565,100	$(84,131)
Currencies	(111,012)	66,713	(194,499)	(178,445)
Energy	(23,973)	(31,202)	(138,397)	(34,292)
Equity indices	65,235	(6,334)	(340,949)	(535,109)
Interest rate instruments	334,368	303,929	569,864	300,974
Metals	67,155	(159,953)	(300,970)	(124,760)
Total futures contracts	423,940	(16,878)	160,149	(655,763)

Forward currency contracts	128,325	(56,958)	57,524	2,433
Total futures and forward currency contracts	$552,265	$(73,836)	$217,673	$(653,330)

For the three and six months ended June 30, 2014 the number of futures contracts closed were 6,752 and 14,068, respectively, and the number of forward currency contracts closed were 112 and 236, respectively.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at June 30, 2014 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
JP Morgan Securities, LLC	$249,818	$—	$—	$249,818
Newedge UK Financial Ltd	7,876	—	—	7,876
Newedge USA, LLC	261,045	—	—	261,045
Total	$518,739	$—	$—	$518,739

At December 31, 2013, the Fund’s derivative contracts had the following impact on the statements of financial condition:

		Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts Net unrealized gain on open futures contracts
Agricultural commodities	$250,715	$(61,593)	$189,122
Currencies	366,335	(53,788)	312,547
Energy	48,136	(51,548)	(3,412)
Equity indices	618,040	(1,190)	616,850
Interest rate instruments	220,687	(181,905)	38,782
Metals	370,438	(357,701)	12,737
Net unrealized gain on open futures contracts	$1,874,351	$(707,725)	$1,166,626

Net unrealized gain on open forward currency contracts	$49,606	$(44,163)	$5,443

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

For the three and six months ended June 30, 2013, the number of futures contracts closed were 11,657 and 24,045, respectively, and the number of forward currency contracts closed were 982 and 1,881, respectively

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

At June 30, 2014 and December 31, 2013, the General Partner had an investment of 7,460.6309 units valued at $775,725 and $794,660, respectively.

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

To meet margin requirements, the Fund deposits funds with its brokers, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with its brokers. At June 30, 2014 and December 31, 2013, the Fund had margin requirements of $3,685,581 and $4,038,995.

7.	Administrative and Offering Expenses

The Fund reimburses the General Partner for actual monthly administrative expenses paid to various third-party service providers, including the General Partner, up to 1/12th of 0.95% of the Fund’s month-end net asset value, prorated for partial months and adjusted for weekly subscriptions and redemptions and payable monthly in arrears. Actual administrative expenses may vary; however, such administrative expenses will not exceed 0.95% of the Fund’s average annual net asset value. The administrative expenses include legal, accounting, clerical and other back office related expenses related to the administration of the Fund and all other associated costs incurred by the Fund. For the three months ended June 30, 2013 and 2012, actual administrative expenses were $250,755 and $236,494, respectively. For the six months ended June 30, 2014 and 2013, actual administrative expenses were $508,752 and $519,454, respectively. Such amounts are presented as administrative expenses in the statements of operations.

During the three months ended June 30, 2014 and 2013, the General Partner absorbed administrative expenses in excess of the 0.95% limitation of $183,478 and $132,335, respectively. Such amounts are included in administrative and offering expenses waived in the statements of operations. During the six months ended June 30, 2014 and 2013, the General Partner absorbed administrative expenses in excess of the 0.95% limitation of $367,567 and $299,065, respectively. At June 30, 2014 and December 31, 2013, $21,490 and $26,737, respectively, were payable to the General Partner for administrative expenses incurred on behalf of the Fund and not waived by the General Partner. Such amounts are presented as administrative expenses payable – General Partner in the statements of financial condition.

The Fund reimburses the General Partner for actual ongoing offering expenses, up to 1/12th of 0.75% of the Fund’s month-end net asset value pro rata for each Series of Units except for the General Partner and Series C Units, prorated for partial months and adjusted for weekly subscriptions and redemptions and payable monthly in arrears. Actual ongoing offering expenses in excess of this limitation are absorbed by the General Partner. For the three months ended June 30, 2014 and 2013, actual offering expenses were $77,021 and $115,578, respectively. For the six months ended June 30, 2014 and 2013, actual offering expenses were $158,499 and $232,157, respectively. Such amounts are presented as offering expenses in the statements of operations.

During the three months ended June 30, 2014 and 2013, the General Partner absorbed offering expenses in excess of the 0.75% limitation of $29,753 and $41,159, respectively. During the six months ended June 30, 2014 and 2013, the General Partner absorbed offering expenses in excess of the 0.75% limitation of $59,337 and $72,341, respectively. Such amounts are included in administrative and offering expenses waived in the statements of operations. At June 30, 2014 and December 31, 2013, $15,297 and $19,163, respectively, were payable to the General Partner for offering expenses incurred on behalf of the Fund and not waived by the General Partner. Such amounts are presented as offering expenses payable – General Partner in the statements of financial condition.

8.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement, subject to a minimum investment of $10,000. Subscriptions into and redemptions out of the Fund occur weekly. Each series of units will be offered to the public as of the open of business on each Wednesday at the net asset value per Unit of the relevant series at the close of the preceding business day. At June 30, 2014 and December 31, 2013, the Fund received advance subscriptions of $5,068 and $62,372, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to the end of the respective quarter.

The Fund is not required to make distributions, but may do so at the sole discretion of the General Partner. Redemptions may be made by a limited partner as of the close of business day each Tuesday at the net asset value of the redeemed Units (or portion thereof) on that day.

Series A Units redeemed prior to the first anniversary of the subscription date are subject to a redemption fee equal to the product of (i) 2% of the subscription price for such Series A Units on the subscription date divided by 52 (ii) multiplied by the number of weeks remaining before the first anniversary of the subscription date. Series B, C and I Units are not subject to the redemption fee. For the three months ended June 30, 2014 and 2013, these redemption fees were negligible.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises.  The following table presents the exposure at June 30, 2014.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Certificates of Deposit	Total	% of Partners' Capital (Net Asset Value)
United States	$7,981,716	$1,129,869	$4,487,196	$—	$13,598,781	50.11%
Netherlands	—		707,423		707,423	2.61%
France	—	249,935			249,935	0.92%
Singapore	—	219,988			219,988	0.81%
United Kingdon	—		207,957		207,957	0.77%
British Virgin Islands	—		200,857		200,857	0.74%
Canada	—		200,502		200,502	0.74%
Japan	—	199,962			199,962	0.74%
Spain	—		154,461		154,461	0.57%
Total	$7,981,716	$1,799,754	$5,958,396	$—	$15,739,866	58.01%

The following table presents the exposure at December 31, 2013.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Certificates of Deposit	Total	% of Partners' Capital (Net Asset Value)
United States	$8,395,413	$1,499,844	$5,677,092	$250,730	$15,823,079	47.15%
Netherlands	—	—	708,392	—	708,392	2.11%
Japan	—	449,870	—	—	449,870	1.34%
United Kingdon	—	—	315,637	—	315,637	0.94%
Canada	—	—	302,572	—	302,572	0.90%
France	—	249,960	—	—	249,960	0.74%
Denmark	—	—	225,905	—	225,905	0.67%
British Virgin Islands	—	—	200,115	—	200,115	0.60%
Singapore	—	99,999	—	—	99,999	0.30%
Total	$8,395,413	$2,299,673	$7,429,713	$250,730	$18,375,529	54.75%

10.	Indemnifications

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

The statement of financial condition, including the condensed schedule of investments, at June 30, 2014, the statements of operations for the three and six months ended June 30, 2014 and 2013, the statements of cash flows and changes in partners’ capital (net asset value) for the six months ended June 30, 2014 and 2013, and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at June 30, 2014, results of operations for the three and six months ended June 30, 2014 and 2013, cash flows and changes in partners’ capital (net asset value) for the six months ended June 30, 2014 and 2013. The results of operations for the three and six months ended June 30, 2014 and 2013 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

12.	Financial Highlights

The following information presents per unit operating performance results and other supplemental financial ratios for the three and six months ended June 30, 2014 and 2013. This information has been derived from information presented in the financial statements for limited partner units and assumes that a unit is outstanding throughout the entire period:

	Three Months Ended June 30, 2014				Three Months Ended June 30, 2013
	Series A Units	Series B Units	Series C Units	Series I Units	Series A Units	Series B Units	Series C Units	Series I Units
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$67.97	$78.34	$87.75	$91.97	$74.95	$85.06	$93.99	$99.24

Gain (Loss) from operations
Gain (Loss) from trading (1)	1.16	1.35	1.51	1.57	(1.28)	(1.48)	(1.62)	(1.72)
Net investment loss (1)	(1.25)	(1.13)	(0.97)	(1.19)	(1.24)	(1.06)	(0.87)	(1.09)
Total gain (loss) from operations	(0.09)	0.22	0.54	0.38	(2.52)	(2.54)	(2.49)	(2.81)
Net asset value per Unit at end of period	$67.88	$78.56	$88.29	$92.35	$72.43	$82.52	$91.50	$96.43

Total return (5)	(0.13)%	0.27%	0.61%	0.42%	(3.36)%	(2.99)%	(2.65)%	(2.83)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to Trading Advisor incentive fee (2)(3)(4)	6.65%	5.10%	3.75%	4.51%	6.72%	5.11%	3.78%	4.51%
Trading Advisor incentive fee (5)	0.26%	0.24%	0.24%	0.25%	—	—	—	—
Total expenses	6.91%	5.34%	3.99%	4.76%	6.72%	5.11%	3.78%	4.51%
Net investment loss (2)(3)(4)(6)	(6.35)%	(4.80)%	(3.46)%	(4.21)%	(6.61)%	(5.01)%	(3.70)%	(4.38)%

	Six Months Ended June 30, 2014				Six Months Ended June 30, 2013
	Series A Units	Series B Units	Series C Units†	Series I Units	Series A Units	Series B Units	Series C Units†	Series I Units
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$71.08	$81.62	$91.11	$95.67	$73.18	$82.73	$91.11	$96.38
Gain (loss) from operations
Loss from trading (1)	(0.85)	(0.97)	(1.06)	(1.15)	1.65	1.86	2.12	2.17
Net investment loss (1)	(2.35)	(2.09)	(1.76)	(2.17)	(2.40)	(2.07)	(1.73)	(2.12)
Total gain (loss) from operations	(3.20)	(3.06)	(2.82)	(3.32)	(0.75)	(0.21)	0.39	0.05
Net asset value per Unit at end of period	$67.88	$78.56	$88.29	$92.35	$72.43	$82.52	$91.50	$96.43

Total return (5)	(4.51)%	(3.75)%	(3.10)%	(3.47)%	(1.02)%	(0.25)%	0.43%	0.06%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to Trading Advisor incentive fee (2)(3)(4)	6.61%	5.09%	3.79%	4.49%	6.64%	5.09%	3.86%	4.51%
Trading Advisor incentive fee (5)	0.25%	0.23%	0.23%	0.23%	—	—	—	—
Total expenses	6.86%	5.32%	4.02%	4.72%	6.64%	5.09%	3.86%	4.51%
Net investment loss (2)(3)(4)(6)	(6.33)%	(4.82)%	(3.51)%	(4.22)%	(6.44)%	(4.89)%	(3.69)%	(4.29)%

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

For the three months ended June 30, 2014 and 2013, the ratios are net of 2.59% and 1.22% effect of waived administrative expenses, respectively. For the three months ended June 30, 2014 and 2013, the ratios are net of 0.47% and 0.42% effect of waived offering expenses, respectively.

For the six months ended June 30, 2014 and 2013, the ratios are net of 2.46% and 1.30% effect of waived administrative expenses, respectively. For the six months ended June 30, 2014 and 2013, the ratios are net of 0.45% and 0.34% effect of waived offering expenses, respectively.

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

At June 30, 2014, the allocation of trading levels to the Trading Advisors was as follows:

Blackwater	13%
Estlander	20%
QIM	25%
Winton	42%

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

Results of Operations

The returns for Series A, B, C and I Units for the six months ended June 30, 2014 and 2013 were:

Series of Units	2014	2013
A	(4.51)%	(1.02)%
B	(3.75)%	(0.25)%
C	(3.10)%	0.43%
I	(3.47)%	0.06%

Past performance is not necessarily indicative of future results.

2014

During the six months ended June, 2014, the Fund experienced a net realized gain on futures and forwards trading of $229,677, a change in unrealized loss on futures and forwards trading of $653,330 and incurred brokerage commissions of $53,219, resulting in a net loss from futures and forwards trading of $476,872. The Fund’s expenses during the six months ended June 30, 2014 consisted of $132,749 in selling agent, custodial and servicing fees, and $667,251 in offering expenses and administrative expenses, of which $426,904 were waived. Additionally, the Fund incurred $185,153 in trading advisor management fees, $71,219 in trading advisor incentive fees, $11,428 in Cash Managers fees and a General Partner fee of $217,148. Interest income of $91,650 and net realized and change in unrealized loss on securities and certificates of deposit of $50,417, combined with Fund expenses resulted in net loss of $1,293,683 for the six months ended June 30, 2014.

During the period ended June 30, 2014, the Fund issued $1,251,565 of Units and redeemed $6,389,353 of Units, and when combined with the net loss, resulted in a net decrease in the Fund’s net asset value for the year from $33,559,701 to $27,128,230.

Discussion of monthly performance for the six months ended June 30, 2014 follows:

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

April

In April, equities initially sold off amid concerns over stock valuations and weak economic numbers. Optimism returned and global equities rallied mid-month with the Fed calming fears, stating that they remained committed to supportive monetary policy and noting than the recent weather-induced U.S. growth slowdown would be short-lived. Meanwhile, risks of deflation in Europe led to speculation that the ECB might resort to quantitative easing. In contrast, UK unemployment dipped below the Bank of England’s 7% threshold, prompting speculation that the BOE may begin raising interest rates. Tension surrounding Ukraine and sanctions on Russia drove many commodity markets higher on fears of supply disruptions.

The Fund recorded its largest gains in metals, specifically in nickel whose price rose to a 14-month high due to falling supply as Indonesia, the biggest nickel miner, had banned unprocessed ore exports earlier in the year. In currencies, gains were made from long positions in the British pound which rose to four year highs on speculation over interest rate hikes. However, this was offset by losses due to a reversal in the Japanese yen. The Fund saw its largest losses in equities due to an early sell off in stock indices, which then caused the Fund to cut its long positions and prevented it from fully benefiting from the market rebound going into month-end. Overall, the Fund finished the month with a loss of 1.61%, 1.48%, 1.37% and 1.43% for Series A, B, C and I Units, respectively.

May

In May, global bond markets rallied as 10-year yields fell to 1.4% in Germany and 2.5% in the U.S. In Europe, this move was driven by investor expectations of a near term interest rate cut and potential future quantitative easing by the European Central Bank to counteract weak economic growth and deflationary risks. Meanwhile in the U.S., Fed Chair Janet Yellen expressed concern over a weak housing recovery, suggesting the Fed could keep interest rates low for longer than previously anticipated. Equity markets interpreted these signals of continued easy monetary policy in a positive light, leading to gains in most developed market stock indices. Volatility in many asset classes continued to decline in May towards historic lows, as exemplified by the VIX index, which fell to the pre-crisis levels of 2007.

The Fund was well positioned to profit from the key moves in fixed income and equities during the month. The bulk of returns came from long positions in bonds, in particular the U.S. 10-year, the U.S. long bond and the Euro Bund. In equities, the largest gains came from long positions in European indices. The Fund had modest losses in currencies as the euro and British pound each saw a sell-off. Agricultural commodities also had a small giveback as upward trending grain prices reversed on improved weather and harvest prospects. Overall, the Fund finished the month with a gain of 1.65%, 1.78%, 1.89% and 1.83% for Series A, B, C and I Units, respectively.

June

In June, equity markets continued to set record highs as the Federal Reserve reiterated its dovish policy stance in light of a weaker U.S. growth outlook. Meanwhile European fixed income markets rallied as the European Central Bank imposed negative deposit rates to stem deflation and encourage bank lending. Only the Bank of England gave any indication that it could soon begin to raise interest rates, which led to further strengthening in the British pound. Violence escalated in the Middle East, as the militant ISIS group seized key regions in Iraq, pushing up oil prices on fears of a supply disruption.

The Fund recorded its largest gains for the month in long equity positions. The Fund profited in currency trading, particularly in the British pound, which rose on signals of a tightening bias at the Bank of England. The portfolio also capitalized on rising energy prices with its long oil positions. However, short positions in gold and silver lost money, as demand climbed for these safe haven assets on fears of a full-blown civil war in Iraq. Meanwhile, choppy price movements in U.S. fixed income markets whipsawed the Fund resulting in a small loss. In agricultural markets, long soybean positions were hurt as prices fell with U.S. farmers planting a record crop. These losses offset gains, leading the Fund to roughly flat performance for the month. Overall, the Fund finished the month with a loss of 0.14% for Series A, a flat 0.00% for Series B, a gain of 0.11% and 0.04% for Series C and I Units, respectively.

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

The Fund entered the month with short positions in gold and copper, which profited on the decline in precious and base metals prices. The Fund also had a positive contribution from its long bond positions, particularly in the U.S., where the fixed income market rallied on disappointing economic growth. Partly offsetting these gains were losses from long exposures to declining oil markets, as well as from trend reversals in agricultural markets such as corn. Overall, the Fund finished the month with a gain of 2.38%, 2.51%, 2.63% and 2.56% for Series A, B, C and I Units, respectively.

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

Item 4: Controls and Procedures

The General Partner of the Fund, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at June 30, 2014 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

There has been no change in internal control over financial reporting that occurred during the period ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Part II: Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

A smaller reporting company is not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the six months ended June 30, 2014. Under the Partnership Agreement, redemptions may be made by a limited partner as of the close of business day each Tuesday at the net asset value of the redeemed Units (or portion thereof) on that day. Redemptions of Units during the three months ended June 30, 2014 were as follows:

	April	May	June	Total
A Units
Units redeemed	2,833.8155	1,266.5407	3,946.9025	8,007.2587
Average net asset value per Unit	$67.14	$67.45	$67.35	$67.29

B Units
Units redeemed	3,203.9664	5,376.3864	3,670.6511	12,251.0039
Average net asset value per Unit	$77.28	$77.48	$77.88	$77.55

C Units
Units redeemed	2,757.3879	724.3675	1,432.1213	4,913.8767
Average net asset value per Unit	$86.77	$86.64	$87.87	$87.07

I Units
Units redeemed	4,854.2428	6,740.3612	2,973.3791	14,567.9831
Average net asset value per Unit	$90.94	$91.07	$91.64	$91.14

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
32

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
33

SIGNATURES

Pursuant to the requirements of the U.S. Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2014	SENECA GLOBAL FUND, L.P.

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

	By:	s/ Carl A. Serger
	Name:	Carl A. Serger
	Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)

34