Form 10-Q
period 2014-09-30
SENECA GLOBAL FUND, L.P.
filed 2014-11-13
CIK 1414581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes ☐     No ☒

Part I: Financial Information

Item 1. Financial Statements

Seneca Global Fund, L.P.

Statements of Financial Condition

September 30, 2014 (Unaudited) and December 31, 2013 (Audited)

	September 30, 2014	December 31, 2013
Assets
Equity in broker trading accounts
Cash	$6,953,973	$10,049,111
Net unrealized gain (loss) on open futures contracts	301,899	1,166,626
Net unrealized gain (loss) on open forward currency contracts	(129,502)	5,443
Total equity in broker trading accounts	7,126,370	11,221,180
Cash and cash equivalents	4,340,412	5,265,305
Investments in securities, at fair value	14,336,905	18,124,799
Certificates of deposit, at fair value	—	250,730
Total assets	$25,803,687	$34,862,014

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fee payable	$32,391	$70,628
Trading Advisor incentive fees payable	6,291	112,352
Commissions and other trading fees payable on open contracts	4,001	4,923
Cash Manager fees payable	4,823	5,769
General Partner fee payable	31,151	41,389
Selling Agent fees payable – General Partner	16,579	19,416
Administrative expenses payable – General Partner	20,356	26,737
Offering expenses payable – General Partner	14,118	19,163
Broker dealer custodial fee payable – General Partner	1,891	2,977
Broker dealer servicing fee payable – General Partner	1,721	2,081
Redemptions payable	383,683	934,506
Subscriptions received in advance	18,068	62,372
Total liabilities	535,073	1,302,313
Partners’ Capital (Net Asset Value)
General Partner Units – 7,460.6309 units outstanding at September 30, 2014 and December 31, 2013	789,235	794,660
Series A Units – 144,102.5214 and 164,417.4673 units outstanding at September 30, 2014 and December 31, 2013, respectively	9,842,861	11,687,076
Series B Units – 57,621.1052 and 86,507.9830 units outstanding at September 30, 2014 and December 31, 2013, respectively	4,572,781	7,060,706
Series C Units – 25,928.5215 and 27,732.4319 units outstanding at September 30, 2014 and December 31, 2013, respectively	2,320,220	2,526,789
Series I Units – 82,873.5659 and 120,105.4790 units outstanding at September 30, 2014 and December 31, 2013, respectively	7,743,517	11,490,470
Total partners’ capital (net asset value)	25,268,614	33,559,701
Total liabilities and partners’ capital (net asset value)	$25,803,687	$34,862,014

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments

September 30, 2014

(Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$400,000	10/15/14	U.S. Treasury Note	0.50%	$400,971	1.59%
600,000	11/30/14	U.S. Treasury Note	2.13%	606,325	2.40%
40,000	12/15/14	U.S. Treasury Note	0.25%	40,045	0.16%
600,000	12/31/14	U.S. Treasury Note	0.13%	600,283	2.38%
1,250,000	1/31/15	U.S. Treasury Note	0.25%	1,251,356	4.95%
700,000	3/31/15	U.S. Treasury Note	2.50%	708,552	2.80%
600,000	4/30/15	U.S. Treasury Note	0.13%	600,548	2.38%
750,000	5/31/15	U.S. Treasury Note	0.25%	751,568	2.97%
500,000	11/30/15	U.S. Treasury Note	1.38%	509,088	2.01%
500,000	1/15/16	U.S. Treasury Note	0.38%	501,120	1.98%
500,000	3/15/16	U.S. Treasury Note	0.38%	500,317	1.98%
500,000	3/31/16	U.S. Treasury Note	0.38%	500,122	1.98%
Total U.S. Treasury securities (cost: $6,989,183)				6,970,295	27.58%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$250,000	10/20/14	Nissan Motor Acceptance Corporation	0.25%	249,966	0.99%
Banks
250,000	10/15/14	Mizuho Funding LLC	0.19%	249,982	0.99%
Diversified Financial Services
170,000	11/3/14	DCAT, LLC	0.24%	169,963	0.67%
Total U.S. commercial paper (cost: $669,795)				669,911	2.65%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$150,000	12/3/14	Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.19%	149,952	0.59%
150,000	11/13/14	Oversea-Chinese Banking Corporation Ltd	0.15%	149,973	0.59%
250,000	10/27/14	Sumitomo Mitsui Banking Corporation	0.15%	249,973	1.00%
Energy
250,000	10/27/14	GDF Suez	0.16%	249,971	0.99%
Total foreign commercial paper (cost: $799,802)				799,869	3.17%
Total commercial paper (cost: $1,469,597)				1,469,780	5.82%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$200,000	12/15/16	Rockwell Collins, Inc.	0.58%	200,651	0.79%
Automotive
200,000	8/11/15	American Honda Finance Corporation	1.00%	201,156	0.80%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

September 30, 2014

(Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Banks
$150,000	4/1/15	Bank of America Corporation	4.50%	$156,276	0.62%
150,000	3/22/16	Bank of America Corporation	1.05%	151,089	0.60%
350,000	4/1/16	Citigroup Inc.	1.30%	353,630	1.40%
150,000	7/22/15	Goldman Sachs Group, Inc.	0.63%	150,247	0.59%
200,000	2/26/16	JPMorgan Chase & Co.	0.85%	201,411	0.80%
200,000	10/15/15	Morgan Stanley	0.71%	200,649	0.79%
100,000	4/29/16	Morgan Stanley	3.80%	105,919	0.42%
Beverages
425,000	1/27/17	Anheuser-Busch Inbev Finance Inc.	1.13%	427,066	1.68%
Electronics
220,000	2/1/17	Thermo Fisher Scientific Inc.	1.30%	219,821	0.87%
Energy
150,000	2/1/16	ONEOK Partners, L.P.	3.25%	155,116	0.61%
250,000	7/15/16	Pioneer Natural Resources Company	5.88%	273,101	1.08%
Food
100,000	10/17/16	The Kroger Co.	0.76%	100,221	0.40%
Healthcare
230,000	9/26/16	Ventas Realty, LP	1.55%	231,220	0.92%
Insurance
200,000	9/30/15	Jackson National Life Global Funding	0.58%	200,540	0.79%
Manufacturing
345,000	3/3/17	Caterpillar Financial Services Corporation	0.46%	344,952	1.37%
275,000	10/9/15	General Electric Company	0.85%	276,846	1.10%
Media
100,000	4/30/15	NBCUniversal Media, LLC	3.65%	103,440	0.41%
100,000	4/15/16	NBCUniversal Media, LLC	0.77%	100,237	0.40%
Telecommunication
175,000	9/15/16	Verizon Communications Inc.	1.76%	179,775	0.71%
Total U.S. corporate notes (cost: $4,333,994)				4,333,363	17.15%

Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$200,000	9/25/15	ING Bank N.V.	1.87%	202,502	0.80%
150,000	9/25/15	ING Bank N.V.	2.00%	151,637	0.61%
Energy
200,000	5/9/16	CNOOC Finance (2013) Limited	1.13%	200,618	0.79%
200,000	6/2/17	Enbridge Inc.	0.68%	200,490	0.79%
Telecommunication
150,000	4/27/15	Telefonica Emisiones, S.A.U.	3.73%	154,698	0.61%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

September 30, 2014

(Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Transportation
$200,000	10/28/16	Kansas City Southern de Mexico, SA	0.94%	$201,598	0.80%
Total foreign corporate notes (cost: $1,115,180)				1,111,543	4.40%
Total corporate notes (cost: $5,449,174)				5,444,906	21.55%

Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
$48,601	10/20/16	Ally Auto Receivables Trust	0.52%	48,603	0.19%
50,000	6/20/17	Capital Auto Receivables Asset Trust	0.79%	50,048	0.20%
Credit Cards
50,000	1/15/20	BA Credit Card Trust	0.44%	49,939	0.20%
100,000	10/16/17	Chase Issuance Trust	0.30%	100,024	0.39%
Other
50,000	7/20/19	GE Dealer Floorplan Master Note	0.53%	49,814	0.20%
55,000	8/15/17	Volvo Financial Equipment LLC	1.51%	55,372	0.22%
Student Loans
97,741	8/15/23	Sallie Mae Private Education Loan Trust	1.25%	98,124	0.39%
Total asset backed securities (cost: $452,364)				451,924	1.79%

Total investments in securities (cost: $13,907,954)				$14,336,905	54.95%

OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
		Agricultural commodities		$(166,416)	(0.66)%
		Currencies		(71,130)	(0.28)%
		Energy		(966)	(0.00)%
		Equity indices		(80,823)	(0.32)%
		Interest rate instruments		(94,910)	(0.38)%
		Metals		(126,443)	(0.50)%
Net unrealized gain (loss) on open long U.S. futures contracts				(540,688)	(2.14)%

Short U.S. Futures Contracts
		Agricultural commodities		53,755	0.22%
		Currencies[2]		310,208	1.23%
		Energy		106,639	0.42%
		Equity indices		21,678	0.09%
		Interest rate instruments		(1,619)	(0.01)%
		Metals		246,032	0.97%
Net unrealized gain (loss) on open short U.S. futures contracts				736,693	2.92%

Total U.S. futures contracts - net unrealized gain (loss) on open U.S. futures contracts				196,005	0.78%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

September 30, 2014

(Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
Long Foreign Futures Contracts
Agricultural commodities	$5,950	0.02%
Currencies	618	0.00%
Equity indices	(93,946)	(0.37)%
Interest rate instruments	214,676	0.85%
Net unrealized gain (loss) on open long foreign futures contracts	127,298	0.50%

Short Foreign Futures Contracts
Agricultural commodities	1,859	0.02%
Currencies	461	0.00%
Equity indices	543	0.00%
Interest rate instruments	(24,267)	(0.10)%
Net unrealized gain (loss) on open short foreign futures contracts	(21,404)	(0.08)%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	105,894	0.42%

Net unrealized gain (loss) on open futures contracts	$301,899	1.20%

OPEN FORWARD CURRENCY CONTRACTS
Foreign Forward Currency Contracts

Long	$20,236	0.08%
Short	(149,738)	(0.59)%
Net unrealized gain (loss) on open foreign forward currency contracts	(129,502)	(0.51)%

Net unrealized gain (loss) on open forward currency contracts	$(129,502)	(0.51)%

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

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

December 31, 2013

(Audited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
Agricultural commodities	$(4,198)	(0.03)%
Currencies	86,494	0.26%
Energy	5,420	0.02%
Equity indices	220,650	0.66%
Interest rate instruments	(10,989)	(0.03)%
Metals	115,819	0.35%
Net unrealized gain (loss) on open long U.S. futures contracts	413,196	1.23%

Short U.S. Futures Contracts
Agricultural commodities	176,548	0.54%
Currencies	192,279	0.57%
Energy	(8,832)	(0.03)%
Equity indices	1,095	0.00%
Interest rate instruments	37,027	0.11%
Metals	(103,082)	(0.31)%
Net unrealized gain (loss) on open short U.S. futures contracts	295,035	0.88%

Total U.S. futures contracts - net unrealized gain (loss) on open U.S. futures contracts	708,231	2.11%

Long Foreign Futures Contracts
Agricultural commodities	(822)	(0.00)%
Currencies	33,774	0.10%
Equity indices[2]	395,105	1.18%
Interest rate instruments	(107,083)	(0.32)%
Net unrealized gain (loss) on open long foreign futures contracts	320,974	0.96%

Short Foreign Futures Contracts
Agricultural commodities	17,594	0.05%
Interest rate instruments	119,827	0.36%
Net unrealized gain (loss) on open short foreign futures contracts	137,421	0.41%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	458,395	1.37%

Net unrealized gain (loss) on open futures contracts	$1,166,626	3.48%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

December 31, 2013

(Audited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FORWARD CURRENCY CONTRACTS
Foreign Forward Currency Contracts
Long	$(5,969)	(0.01)%
Short	11,412	0.03%
Net unrealized gain (loss) on open foreign forward currency contracts	5,443	0.02%

Net unrealized gain (loss) on open forward currency contracts	$5,443	0.02%

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

Seneca Global Fund, L.P.

Statements of Operations

For the Three and Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Trading Gain (Loss) from Futures and Forwards
Net realized gain (loss)	$947,233	$(1,327,631)	$1,176,910	$689,898
Net change in unrealized gain (loss)	(346,342)	(606,891)	(999,672)	(1,208,469)
Brokerage commissions and trading expenses	(21,998)	(28,768)	(75,217)	(115,550)
Net gain (loss) from futures and forwards trading	578,893	(1,963,290)	102,021	(634,121)

Net Investment Income (Loss)
Income
Interest income	34,290	72,079	125,940	242,590
Net realized and change in unrealized gain (loss) on securities and certificates of deposit	(23,469)	(18,452)	(73,886)	(141,487)
Total income (loss)	10,821	53,627	52,054	101,103
Expenses
Trading Advisor management fees	84,047	119,216	269,200	394,761
Trading Advisor incentive fees	6,291	—	77,510	—
Cash Manager fees	4,897	8,206	16,325	25,443
General Partner fee	94,257	143,261	311,405	485,156
Selling Agent fees – General Partner	49,919	63,426	156,250	214,626
Broker dealer custodial fee – General Partner	5,919	10,294	20,937	33,069
Broker dealer servicing fee – General Partner	5,193	6,764	16,593	22,121
Administrative expenses – General Partner	300,229	206,859	808,981	726,313
Offering expenses – General Partner	110,499	137,671	268,998	369,828
Total expenses	661,251	695,697	1,946,199	2,271,317
Administrative and offering expenses waived	(306,236)	(186,134)	(733,140)	(557,540)
Net total expenses	355,015	509,563	1,213,059	1,713,777
Net investment income (loss)	(344,194)	(455,936)	(1,161,005)	(1,612,674)
Net Income (Loss)	$234,699	$(2,419,226)	$(1,058,984)	$(2,246,795)

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Statements of Operations (continued)

For the Three and Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	Series A	Series B	Series C	Series I	General Partner
Three Months Ended September 30, 2014
Increase (decrease) in net asset value per unit	$0.42	$0.80	$1.20	$1.09	$1.81
Net income (loss) per unit†	$0.39	$0.69	$1.22	$1.04	$1.81
Weighted average number of units outstanding	147,930.0523	62,472.9660	25,042.5999	86,651.4143	7,460.6309

Three Months Ended September 30, 2013
Increase (decrease) in net asset value per unit	$(4.66)	$(5.01)	$(5.26)	$(5.72)	$(5.74)
Net income (loss) per unit†	$(4.64)	$(4.97)	$(5.20)	$(5.74)	$(5.73)
Weighted average number of units outstanding	179,590.0781	101,142.0607	34,421.2151	149,797.7873	7,460.6309

	Series A	Series B	Series C	Series I	General Partner
Nine Months Ended September 30, 2014
Increase (decrease)in net asset value per unit	$(2.78)	$(2.26)	$(1.62)	$(2.23)	$(0.72)
Net income (loss) per unit†	$(2.94)	$(3.10)	$(2.20)	$(3.20)	$(0.73)
Weighted average number of units outstanding	153,444.4094	72,869.4824	27,296.0090	98,794.3341	7,460.6309

Nine Months Ended September 30, 2013
Increase (decrease) in net asset value per unit	$(5.41)	$(5.22)	$(4.87)	$(5.67)	$(4.49)
Net income (loss) per unit†	$(4.54)	$(4.86)	$(6.80)	$(3.50)	$(4.49)
Weighted average number of units outstanding	194,823.5752	103,710.7130	31,577.7789	174,593.0896	7,460.6309

† Based on weighted average number of units outstanding during the period.

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Statements of Cash Flows

For the Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income (loss)	$(1,058,984)	$(2,246,795)
Adjustments to reconcile net (income) loss to net cash provided by operating activities
Net change in unrealized (gain) loss from futures and forwards trading	999,672	1,208,469
Purchases of securities and certificates of deposit	(25,820,243)	(35,819,107)
Proceeds from disposition of securities and certificates of deposit	29,784,981	39,980,977
Net realized and change in unrealized gain (loss) in securities and certificates of deposit	73,886	141,487
Changes in
Trading Advisor management fee payable	(38,237)	3,851
Trading Advisor incentive fee payable	(106,061)	—
Commissions and other trading expenses payable on open contracts	(922)	(3,083)
Cash Manager fees payable	(946)	(5,996)
General Partner fee payable	(10,238)	(16,798)
Selling Agent fees payable – General Partner	(2,837)	(8,885)
Administrative expenses payable – General Partner	(6,381)	(10,799)
Offering expenses payable – General Partner	(5,045)	(9,218)
Broker dealer custodial fee payable – General Partner	(1,086)	(607)
Broker dealer servicing fee payable – General Partner	(360)	(672)
Net cash provided by operating activities	3,807,199	3,212,824

Cash flows from financing activities
Subscriptions	1,722,812	4,715,506
Subscriptions received in advance	18,068	219,758
Redemptions	(9,568,110)	(17,088,658)
Net cash used in financing activities	(7,827,230)	(12,153,394)

Net increase (decrease) in cash and cash equivalents	(4,020,031)	(8,940,570)
Cash and cash equivalents, beginning of period	15,314,416	22,118,810
Cash and cash equivalents, end of period	$11,294,385	$13,178,240

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$6,953,973	$9,197,532
Cash and cash equivalents	4,340,412	3,980,708
Total end of period cash and cash equivalents	$11,294,385	$13,178,240

Supplemental disclosure of cash flow information
Prior period redemptions paid	$934,506	$634,037
Prior period subscriptions received in advance	$62,372	$236,268

Supplemental schedule of non-cash financing activities
Redemptions payable	$383,683	$382,148

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Statements of Changes in Partners’ Capital (Net Asset Value)

For the Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	Series A		Series B		Series C		Series I		General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Nine Months Ended September 30, 2014

Balance at December 31, 2013	164,417.4673	$11,687,076	86,507.9830	$7,060,706	27,732.4319	$2,526,789	120,105.4790	$11,490,470	7,460.6309	$794,660	$33,559,701

Net income (loss)		(451,292)		(225,806)		(60,179)		(316,282)		(5,425)	(1,058,984)

Subscriptions	20,308.4529	1,379,809	3,252.5861	254,400	—	—	1,649.8613	150,975	—	—	1,785,184

Redemptions	(30,252.7681)	(2,057,774)	(31,625.8435)	(2,476,038)	(9,654.5281)	(846,478)	(39,483.6355)	(3,636,997)	—	—	(9,017,287)

Transfers	(10,370.6307)	(714,958)	(513.6204)	(40,481)	7,850.6177	700,088	601.8611	55,351	—	—	—
Balance at September 30, 2014	144,102.5214	$9,842,861	57,621.1052	$4,572,781	25,928.5215	$2,320,220	82,873.5659	$7,743,517	7,460.6309	$789,235	$25,268,614

Nine Months Ended September 30, 2013

Balance at December 31, 2012	236,423.1119	$17,300,439	110,409.9497	$9,133,773	17,608.2983	$1,604,266	219,781.2927	$21,182,358	7,460.6309	$782,908	$50,003,744

Net income (loss)		(883,693)		(503,622)		(214,860)		(611,156)		(33,464)	(2,246,795)

Subscriptions	31,704.7135	2,342,655	16,948.5508	1,423,914	—	—	12,129.3768	1,185,205	—	—	4,951,774

Redemptions	(48,639.5071)	(3,573,817)	(31,316.8837)	(2,611,748)	(19,106.9159)	(1,779,170)	(89,868.8834)	(8,872,034)	—	—	(16,836,769)

Transfers	(43,576.1250)	(3,263,931)	740.8394	59,586	34,127.4376	3,203,586	—	759	—	—	—
Balance at September 30, 2013	175,912.1933	$11,921,653	96,782.4562	$7,501,903	32,628.8200	$2,813,822	142,041.7861	$12,885,132	7,460.6309	$749,444	$35,871,954

	Series A	Series B	Series C	Series I	General Partner
September 30, 2014	$68.30	$79.36	$89.49	$93.44	$105.79
December 31, 2013	71.08	81.62	91.11	95.67	106.51
September 30, 2013	67.77	77.51	86.24	90.71	100.45
December 31, 2012	73.18	82.73	91.11	96.38	104.94

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

Fair Value of Financial Instruments

Financial instruments are recorded at fair value, the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Assets and liabilities recorded at fair value are classified within a fair value hierarchy based upon the level of judgment associated with the inputs used to measure their value. This fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

▪	Level 1 –	Fair value is based on unadjusted quoted prices for identical instruments in active markets. Financial instruments using Level 1 inputs include futures contracts, money market funds and U.S. Treasury securities.

▪	Level 2 –	Fair value is based on quoted prices for similar instruments in active markets and inputs other than quoted prices that are observable for the financial instrument, such as interest rates and yield curves that are observable at commonly quoted intervals using a market approach. Financial instruments using Level 2 inputs include forward currency contracts, certificates of deposit, commercial paper, corporate notes, asset backed securities and U.S. and foreign government sponsored enterprise notes.

▪	Level 3 –	Fair value is based on valuation techniques in which one or more significant inputs are unobservable. The Fund has no financial instruments using Level 3 inputs.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the periods ended September 30, 2014 and December 31, 2013, there were no such transfers between levels.

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

U.S. Treasury securities are recorded at fair value based on bid and ask quotes for identical instruments. Commercial paper, certificates of deposit, corporate notes, asset backed securities and U.S. and foreign government sponsored enterprise notes are recorded at fair value based on bid and ask quotes for similar, but not identical, instruments. Accordingly, U.S. Treasury securities are classified within Level 1, and commercial paper, certificates of deposit, corporate notes, asset backed securities and U.S. and foreign government sponsored enterprise notes are classified within Level 2.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through September 30, 2014. With few exceptions, the Fund is no longer subject to U.S. or state and local income tax examinations by tax authorities for years before 2011.

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

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At September 30, 2014
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$301,899	$—	$301,899
Net unrealized gain (loss) on open forward currency contracts*	—	(129,502)	(129,502)
Cash and cash equivalents:
Money market fund	1,346,337	—	1,346,337
Investments in securities:
U.S. Treasury securities*	6,970,295	—	6,970,295
Asset backed securities*	—	451,924	451,924
Commercial paper*	—	1,469,780	1,469,780
Corporate notes*	—	5,444,906	5,444,906
Total	$8,618,531	$7,237,108	$15,855,639

*See the condensed schedule of investments for further description.

At December 31, 2013
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$1,166,626	$—	$1,166,626
Net unrealized gain (loss) on open forward currency contracts*	—	5,443	5,443
Cash and cash equivalents:
Money market fund	556,060	—	556,060
Investments in securities:
U.S. Treasury securities*	8,395,413	—	8,395,413
Commercial paper*	—	2,299,673	2,299,673
Corporate notes*	—	7,429,713	7,429,713
Certificates of deposit*	—	250,730	250,730
Total	$10,118,099	$9,985,559	$20,103,658

*See the condensed schedule of investments for further description.

There were no Level 3 holdings at September 30, 2014 and December 31, 2013 or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which were designated as hedging instruments. At September 30, 2014, the Fund’s derivative contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$96,169	$(201,021)	$(104,852)
Currencies	326,369	(86,212)	240,157
Energy	119,369	(13,696)	105,673
Equity indices	102,352	(254,900)	(152,548)
Interest rate instruments	234,938	(141,058)	93,880
Metals	247,419	(127,830)	119,589
Net unrealized gain (loss) on open futures contracts	$1,126,616	$(824,717)	$301,899

Net unrealized gain (loss) on open forward currency contracts	$39,443	$(168,945)	$(129,502)

At September 30, 2014, there were 1,590 open futures contracts and 71 open forward currency contracts. For the three and nine months ended September 30, 2014, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$226,422	$(209,843)	$791,522	$(293,974)
Currencies	388,149	106,055	193,650	(72,390)
Energy	(254,743)	143,377	(393,140)	109,085
Equity indices	220,461	(234,289)	(120,488)	(769,398)
Interest rate instruments	422,887	(245,876)	992,751	55,098
Metals	27,285	231,612	(273,685)	106,852
Total futures contracts	1,030,461	(208,964)	1,190,610	(864,727)

Forward currency contracts	(50,153)	(137,378)	7,371	(134,945)
Total futures and forward currency contracts	$980,308	$(346,342)	$1,197,981	$(999,672)

For the three and nine months ended September 30, 2014 the number of futures contracts closed were 5,920 and 19,988, respectively, and the number of forward currency contracts closed were 113 and 349, respectively.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at September 30, 2014 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

JP Morgan Securities, LLC	$(38,949)	$—	$—	$(38,949)
Newedge UK Financial Ltd	(129,502)	—	—	(129,502)
Newedge USA, LLC	340,848	—	—	340,848
Total	$172,397	$—	$—	$172,397

At December 31, 2013, the Fund’s derivative contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$250,715	$(61,593)	$189,122
Currencies	366,335	(53,788)	312,547
Energy	48,136	(51,548)	(3,412)
Equity indices	618,040	(1,190)	616,850
Interest rate instruments	220,687	(181,905)	38,782
Metals	370,438	(357,701)	12,737
Net unrealized gain (loss) on open futures contracts	$1,874,351	$(707,725)	$1,166,626

Net unrealized gain (loss) on open forward currency contracts	$49,606	$(44,163)	$5,443

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

For the three and nine months ended September 30, 2013, the number of futures contracts closed were 6,627 and 30,672, respectively, and the number of forward currency contracts closed were 112 and 1,993, respectively

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

At September 30, 2014 and December 31, 2013, the General Partner had an investment of 7,460.6309 units valued at $789,235 and $794,660, respectively.

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

To meet margin requirements, the Fund deposits funds with its brokers, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with its brokers. At September 30, 2014 and December 31, 2013, the Fund had margin requirements of $2,965,614 and $4,038,995.

7.	Administrative and Offering Expenses

The Fund reimburses the General Partner for actual monthly administrative expenses paid to various third-party service providers, including the General Partner, up to 1/12th of 0.95% of the Fund’s month-end net asset value, prorated for partial months and adjusted for weekly subscriptions and redemptions and payable monthly in arrears. Actual administrative expenses may vary; however, such administrative expenses will not exceed 0.95% of the Fund’s average annual net asset value. The administrative expenses include legal, accounting, clerical and other back office related expenses related to the administration of the Fund and all other associated costs incurred by the Fund. For the three months ended September 30, 2014 and 2013, actual administrative expenses were $300,299 and $206,859, respectively. For the nine months ended September 30, 2014 and 2013, actual administrative expenses were $808,981 and $726,313, respectively. Such amounts are presented as administrative expenses in the statements of operations.

During the three months ended September 30, 2014 and 2013, the General Partner absorbed administrative expenses in excess of the 0.95% limitation of $238,688 and $114,284, respectively. Such amounts are included in administrative and offering expenses waived in the statements of operations. During the nine months ended September 30, 2014 and 2013, the General Partner absorbed administrative expenses in excess of the 0.95% limitation of $606,255 and $413,349, respectively. At September 30, 2014 and December 31, 2013, $20,356 and $26,737, respectively, were payable to the General Partner for administrative expenses incurred on behalf of the Fund and not waived by the General Partner. Such amounts are presented as administrative expenses payable – General Partner in the statements of financial condition.

The Fund reimburses the General Partner for actual ongoing offering expenses, up to 1/12th of 0.75% of the Fund’s month-end net asset value pro rata for each Series of Units except for the General Partner and Series C Units, prorated for partial months and adjusted for weekly subscriptions and redemptions and payable monthly in arrears. Actual ongoing offering expenses in excess of this limitation are absorbed by the General Partner. For the three months ended September 30, 2014 and 2013, actual offering expenses were $110,499 and $137,671, respectively. For the nine months ended September 30, 2014 and 2013, actual offering expenses were $268,998 and $369,828, respectively. Such amounts are presented as offering expenses in the statements of operations.

During the three months ended September 30, 2014 and 2013, the General Partner absorbed offering expenses in excess of the 0.75% limitation of $67,548 and $71,850, respectively. During the nine months ended September 30, 2014 and 2013, the General Partner absorbed offering expenses in excess of the 0.75% limitation of $126,885 and $144,191, respectively. Such amounts are included in administrative and offering expenses waived in the statements of operations. At September 30, 2014 and December 31, 2013, $14,118 and $19,163, respectively, were payable to the General Partner for offering expenses incurred on behalf of the Fund and not waived by the General Partner. Such amounts are presented as offering expenses payable – General Partner in the statements of financial condition.

8.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement, subject to a minimum investment of $10,000. Subscriptions into and redemptions out of the Fund occur weekly. Each series of units will be offered to the public as of the open of business on each Wednesday at the net asset value per Unit of the relevant series at the close of the preceding business day. At September 30, 2014 and December 31, 2013, the Fund received advance subscriptions of $18,068 and $62,372, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to the end of the respective quarter.

The Fund is not required to make distributions, but may do so at the sole discretion of the General Partner. Redemptions may be made by a limited partner as of the close of business day each Tuesday at the net asset value of the redeemed Units (or portion thereof) on that day.

Series A Units redeemed prior to the first anniversary of the subscription date are subject to a redemption fee equal to the product of (i) 2% of the subscription price for such Series A Units on the subscription date divided by 52 (ii) multiplied by the number of weeks remaining before the first anniversary of the subscription date. Series B, C and I Units are not subject to the redemption fee. For the three months ended September 30, 2014 and 2013, these redemption fees were negligible.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises. The following table presents the exposure at September 30, 2014.

Country or Region	U.S. Treasury Securities	Asset Backed Securities	Commercial Paper	Corporate Notes	Total	% of Partners’ Capital (Net Asset Value)
United States	$6,970,295	$451,924	$669,911	$4,333,363	$12,425,493	49.19%
Japan	—	—	399,925	—	399,925	1.58%
Netherlands	—	—	—	354,139	354,139	1.40%
France	—	—	249,971	—	249,971	0.99%
Mexico	—	—	—	201,598	201,598	0.80%
British Virgin Islands	—	—	—	200,618	200,618	0.79%
Canada	—	—	—	200,490	200,490	0.79%
Singapore	—	—	149,973	—	149,973	0.59%
Spain	—	—	—	154,698	154,698	0.61%
Total	$6,970,295	$451,924	$1,469,780	$5,444,906	$14,336,905	56.74%

The following table presents the exposure at December 31, 2013.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Certificates of Deposit	Total	% of Partners’ Capital (Net Asset Value)
United States	$8,395,413	$1,499,844	$5,677,092	$250,730	$15,823,079	47.15%
Netherlands	—	—	708,392	—	708,392	2.11%
Japan	—	449,870	—	—	449,870	1.34%
United Kingdon	—	—	315,637	—	315,637	0.94%
Canada	—	—	302,572	—	302,572	0.90%
France	—	249,960	—	—	249,960	0.74%
Denmark	—	—	225,905	—	225,905	0.67%
British Virgin Islands	—	—	200,115	—	200,115	0.60%
Singapore	—	99,999	—	—	99,999	0.30%
Total	$8,395,413	$2,299,673	$7,429,713	$250,730	$18,375,529	54.75%

10.	Indemnifications

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

The statement of financial condition, including the condensed schedule of investments, at September 30, 2014, the statements of operations for the three and nine months ended September 30, 2014 and 2013, the statements of cash flows and changes in partners’ capital (net asset value) for the nine months ended September 30, 2014 and 2013, and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at September 30, 2014, results of operations for the three and nine months ended September 30, 2014 and 2013, cash flows and changes in partners’ capital (net asset value) for the nine months ended September 30, 2014 and 2013. The results of operations for the three and nine months ended September 30, 2014 and 2013 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

12.	Financial Highlights

The following information presents per unit operating performance results and other supplemental financial ratios for the three and nine months ended September 30, 2014 and 2013. This information has been derived from information presented in the financial statements for limited partner units and assumes that a unit is outstanding throughout the entire period:

	Three Months Ended September 30, 2014				Three Months Ended September 30, 2013
	Series A Units	Series B Units	Series C Units†	Series I Units	Series A Units	Series B Units	Series C Units†	Series I Units
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$67.88	$78.56	$88.29	$92.35	$72.43	$82.52	$91.50	$96.43

Gain (Loss) from operations
Gain (Loss) from trading (1)	1.54	1.80	2.03	2.13	(3.58)	(4.09)	(4.54)	(4.78)
Net investment income (loss) (1)	(1.12)	(1.00)	(0.83)	(1.04)	(1.08)	(0.92)	(0.72)	(0.94)
Total gain (loss) from operations	0.42	0.80	1.20	1.09	(4.66)	(5.01)	(5.26)	(5.72)
Net asset value per Unit at end of period	$68.30	$79.36	$89.49	$93.44	$67.77	$77.51	$86.24	$90.71

Total return (5)	0.63%	1.02%	1.36%	1.17%	(6.43)%	(6.07)%	(5.75)%	(5.93)%

Other Financial Ratios
Ratios to average net asset value
Net total expenses	6.79%	5.27%	3.94%	4.67%	6.70%	5.17%	3.80%	4.57%
Net investment income (loss) (2)(3)(4)	(6.62)%	(5.11)%	(3.77)%	(4.50)%	(6.14)%	(4.61)%	(3.24)%	(4.01)%

	Nine Months Ended September 30, 2014				Nine Months Ended September 30, 2013
	Series A Units	Series B Units	Series C Units†	Series I Units	Series A Units	Series B Units	Series C Units†	Series I Units
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$71.08	$81.62	$91.11	$95.67	$73.18	$82.73	$91.11	$96.38
Gain (loss) from operations
Gain (loss) from trading (1)	0.70	0.84	0.96	0.98	(1.93)	(2.22)	(2.41)	(2.61)
Net investment income (loss) (1)	(3.48)	(3.10)	(2.58)	(3.21)	(3.48)	(3.00)	(2.46)	(3.06)
Total gain (loss) from operations	(2.78)	(2.26)	(1.62)	(2.23)	(5.41)	(5.22)	(4.87)	(5.67)
Net asset value per Unit at end of period	$68.30	$79.36	$89.49	$93.44	$67.77	$77.51	$86.24	$90.71

Total return (5)	(3.91)%	(2.77)%	(1.79)%	(2.33)%	(7.39)%	(6.30)%	(5.35)%	(5.88)%

Other Financial Ratios
Ratios to average net asset value
Net total expenses	7.02%	5.47%	4.13%	4.86%	6.66%	5.12%	3.87%	4.52%
Net investment income (loss) (2)(3)(4)	(6.78)%	(5.23)%	(3.89)%	(4.62)%	(6.35)%	(4.81)%	(3.57)%	(4.21)%

Total returns are calculated based on the change in value of a Series A, B, C or I Units during the period. An individual limited partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

(1)	The net investment income (loss) per Unit is calculated by dividing the net investment income (loss) by the average number of Series A, B, C or I Units outstanding during the period. Gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information. Such balancing amount may differ from the calculation of loss from trading per Unit due to the timing of trading gains and losses during the period relative to the number of Units outstanding.

(2)	All of the ratios under other financial ratios are computed net of involuntary waivers of administrative and offering expenses.

For the three months ended September 30, 2014 and 2013, the ratios are net of 3.68% and 1.19% effect of waived administrative expenses, respectively. For the three months ended September 30, 2014 and 2013, the ratios are net of 1.18% and 0.83 % effect of waived offering expenses, respectively.

For the nine months ended September 30, 2014 and 2013, the ratios are net of 2.83% and 1.27% effect of waived administrative expenses, respectively. For the nine months ended September 30, 2014 and 2013, the ratios are net of 0.67% and 0.48 % effect of waived offering expenses, respectively.

(3)	The net investment income (loss) includes interest income and excludes net realized and net change in unrealized gain (loss) from trading activities as shown on the statements of operations. The total amount is then reduced by all expenses, excluding brokerage commissions, which are included in net trading gain (loss) on the statements of operations. The resulting amount is divided by the average net asset value for the period.

(4)	Ratios have been annualized.

(5)	Ratios have not been annualized.

† Series C units commenced trading on September 1, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Trading Advisors

Effective September 3, 2014 the General Partner removed Blackwater Capital Management LLC and Estlander & Partners Ltd. as trading advisors to the Fund and allocated assets to Fort Investment Management, LP (Fort) and Quantica Capital AG (Quantica), new trading advisors to the Fund.

Fort, LP was formed in 1993 and is located in Chevy Chase, Maryland.  Fort is registered as a commodity trading advisor and commodity pool operator with the CFTC and is a member of the NFA.  For the Fund, Fort operates its global contrarian strategy, which is a managed futures trading program that aims to achieve absolute rates of return while remaining generally uncorrelated with global equity indices.  Global Contrarian incorporates technical trend anticipation strategies which are able to be implemented systematically and that generally trade over a two to six week time horizon. Global Contrarian trades futures on government bonds, interest rates, currencies, stock indices, energy and metals.

Quantica Capital AG was formed in 2003 and is headquartered in Schaffhausen, Switzerland.  Quantica is registered as a commodity trading advisor and commodity pool operator with the CFTC and is a member of the NFA.  For the Fund, Quantica operates its managed futures strategy, which is an investment strategy with the objective to generate capital growth by investing in liquid financial futures and forward contracts in different asset classes. The program is managed according to proprietary quantitative models designed to identify and exploit market price anomalies. These anomalies can be best described as trending or mean reverting tendencies of prices. The uniqueness of the Quantica Investment Approach is to identify such tendencies between different instruments and asset classes and thus in a relative setting. The investment philosophy centers around the belief that risk adjusted returns can be systematically exploited from liquid markets by analyzing risk adjusted outperformance of one market versus other markets in the investment universe. Risk and price movements are statistically analyzed in order to determine if a market should be over- or underweighted versus a neutral portfolio. When the program detects higher inefficiencies in markets it will adjust the exposure higher vs. a neutral portfolio, and vice-versa.

As part of its manager selection process, the General Partner strives to identify the best trading advisors available relative to the Fund’s objectives. The General Partner added Fort and Quantica to provide improved diversification for the Fund in difficult market conditions.

The Fund’s current trading advisors are FORT, Quantica, Quantitative Investment Management LLC (QIM), and Winton Capital Management Ltd (Winton). At September 30, 2014, the allocation of trading levels to the Trading Advisors was as follows:

FORT	16%
Quantica	16%
QIM	22%
Winton	46%

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

Results of Operations

2014

The returns for Series A, B, C and I Units for the nine months ended September 30, 2014 and 2013 were:

Series	2014	2013
A	(3.91)%	(7.39)%
B	(2.77)%	(6.30)%
C	(1.79)%	(5.35)%
I	(2.33)%	(5.88)%

A discussion of monthly performance for the nine months ended September 30, 2014 and 2013 follows:

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

July

Despite small gains for U.S. equities in early July, a strong GDP report at month-end sparked fears that the Federal Reserve might tighten monetary policy sooner than expected, causing a sharp sell-off in stocks and bonds, as well as a rally in the U.S. dollar. Meanwhile, European equities were driven down by both tougher sanctions on Russia (hurting regional trade) and the collapse of a large Portuguese bank. In energy, crude oil prices fell for the month as supply disruptions due to the civil war in Iraq proved to be less than anticipated. In agricultural commodities, grain prices fell as record plantings and ideal weather in the U.S. drove expected supply levels higher.

In July, metals and equities were the top performing sectors, as signs of a manufacturing rebound in China spurred rallies in both aluminum and the Hong Kong stock market, helping the Fund’s long positions. Trends in agricultural markets also proved profitable. In foreign exchange markets, the strong surge in the U.S. dollar against major currencies helped the Fund in its short euro position, but this was more than offset by losses from long positions in the Canadian dollar, the Australian dollar and the British pound. Bonds and energy both detracted from performance during the month, as long positions were hurt by price corrections in these two sectors. The Fund closed the month with a loss of 1.98% for Series A, 1.85% for Series B, 1.74% for Series C and 1.81% for Series I Units, respectively.

August

Global bond markets rallied strongly in August. In the U.S., weaker than expected employment numbers and a dovish speech from U.S. Federal Reserve Chairwoman Janet Yellen suggested the timing of interest rate hikes might be pushed further out. Meanwhile, Europe threatened to slip into deflation, prompting speculation that the European Central Bank might get more aggressive in its expansionary monetary policy. This fueled a rise in European debt prices and a depreciation of the Euro. In equity markets, tension between Ukraine and Russia caused an initial sell-off, but the expectation of continued support from central banks helped stock indices rebound sharply in the second half of the month.

In August, the interest rate sector was the top contributor to the Fund’s returns, as long exposures in U.S. and European bonds profited from a decline in yields. In currencies, the Fund made gains from a short position in the Euro, as expectations of further monetary easing pushed the currency to a year-to-date low. In equities, the fund benefited from a long position in the S&P 500 as equity markets rallied into month-end. The Fund closed the month with a gain of 3.11% for Series A, 3.24% for Series B, 3.36% for Series C and 3.29% for Series I Units, respectively.

September

Equity markets rose early in September but declined by month end on poor European economic data and concerns about Chinese growth. Fixed income markets sold off and the U.S. dollar rallied as the Federal Reserve Bank of San Francisco published a report suggesting that markets are underestimating the pace of future rate increases. The euro continued to weaken as the European Central Bank lowered interest rates further and introduced measures to combat low inflation.

In September, the Fund’s performance was primarily driven by a strong U.S. dollar. Short positions in the physical commodities gained as prices fell on dollar strength, particularly in crude oil and silver. In currencies, short positions in the euro and the Japanese yen against the U.S. dollar proved profitable, but gains were offset by losses on long positions in the Australian dollar which depreciated during the month. Global growth concerns weighed on equity prices which went against the Fund’s long positions. In the fixed income sector, rate increase worries hurt the fund’s long position in the U.S. 10-Year Note. The Fund closed the month with a loss of 0.43% for Series A, 0.30% for Series B, 0.20% for Series C and 0.25% for Series I Units, respectively.

2013

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

The Fund may invest in U.S. Treasury securities, U.S. and foreign government sponsored enterprise notes, commercial paper, corporate notes, asset backed securities and certificates of deposit. Should an issuing entity default on its obligation to the Fund and such entity is not backed by the full faith and credit of the U.S. government, the Fund bears the risk of loss of the amount expected to be received. The Fund minimizes this risk by only investing in securities and certificates of deposit of firms with high quality debt ratings.

Significant Accounting Estimates

A summary of the Fund’s significant accounting policies are included in Note 1 to the Financial Statements.

The Fund’s most significant accounting policy is the valuation of its assets invested in U.S. and foreign futures and forward currency contracts, and fixed income investments. The Fund’s futures contracts are exchange-traded, with the fair value of these contracts based on exchange settlement prices. The fair values of non-exchange-traded contracts, such as forward currency contracts, are based on third-party quoted dealer values on the interbank market. The fair value of money market funds is based quoted market prices for identical shares. U.S. Treasury securities, which are stated at fair value based on quoted market prices for identical assets in an active market. Notes of U.S. and foreign government sponsored enterprises, as well as certificates of deposit commercial paper, asset backed securities and corporate notes, are stated at fair value based on quoted market prices for similar assets in an active market. Given the valuation sources, there is little judgment or uncertainty involved in the valuation of these assets, and it is unlikely that materially different amounts would be reported under different valuation methodologies or assumptions.

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

Item 4: Controls and Procedures

The General Partner of the Fund, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at September 30, 2014 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

There has been no change in internal control over financial reporting that occurred during the period ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Part II: Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

A smaller reporting company is not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the nine months ended September 30, 2014. Under the Partnership Agreement, redemptions may be made by a limited partner as of the close of business day each Tuesday at the net asset value of the redeemed Units (or portion thereof) on that day. Redemptions of Units during the three months ended September 30, 2014 were as follows:

	July	August	September	Total
A Units
Units redeemed	3,437.9684	4,399.7932	2,657.2284	10,494.9900
Average net asset value per Unit	$67.54	$67.02	$68.19	$67.49

B Units
Units redeemed	5,119.1695	3,152.0044	2,808.5849	11,079.7588
Average net asset value per Unit	$78.14	$77.50	$79.13	$78.21

C Units
Units redeemed	1,656.2724	—	519.1599	2,175.4323
Average net asset value per Unit	$87.65	$—	$89.56	$88.11

I Units
Units redeemed	4,892.2656	2,012.7185	2,439.5256	9,344.5097
Average net asset value per Unit	$91.76	$91.91	$93.29	$92.19

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference.

Exhibit No.	Description of Exhibit

1.1(a)	Form of Selling Agreement

4.1(d)	Fourth Amended and Restated Limited Partnership Agreement

9.1(c)	Delaware Amended and Restated Certificate of Limited Partnership

10.1(d)	Form of Subscription Agreement

10.5(b)	Third Amended and Restated Trading Advisory Agreement with Aspect Capital Ltd.

10.6(b)	Trading Advisory Agreement with Estlander & Partners Ltd.

10.7(b)	Trading Advisory Agreement with Blackwater Capital Management, L.L.C.

10.8(e)	Trading Advisory Agreement with Quantitative Investment Management, LLC

10.9(f)	Trading Advisory Agreement with Winton Capital Management, Ltd.

10.10(g)	Trading Advisory Agreements with Fort Investment Management, LP and Quantica Capital AG

31.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Previously filed as an exhibit to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 (SEC File No.: 333-148049) on May 23, 2008, and incorporated herein by reference.

(b)	Previously filed as an exhibit to Post-Effective Amendment No. 3 to the Registration Statement on form S-1 (SEC File No.: 333-148049) on April 19, 2011, and incorporated herein by reference.

(c)	Previously filed on May 3, 2011 with Form 8-K (File No. 000-53453), and incorporated herein by reference.

(d)	Previously filed on August 15, 2011 as an exhibit to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (Reg. No. 333-175052), and incorporated herein by reference.

(e)	Previously filed on March 28, 2013 as an exhibit to Form 10-K (File No. 000-53453), and incorporated herein by reference.

(f)	Previously filed on March 28, 2014 as an exhibit to Form 10-K (File No. 000-53453), and incorporated herein by reference.

(g)	Prreviously filed on Registration Statement on Form S-1 (SEC File No.: 333-198439) on August 28, 2014, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the U.S. Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2014	SENECA GLOBAL FUND, L.P.

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

	By:	/s/ Carl A. Serger
	Name:	Carl A. Serger
	Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)

