Form 10-K
period 2014-12-31
SENECA GLOBAL FUND, L.P.
filed 2015-03-27
CIK 1414581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Seneca Global Fund, L.P. (“Fund”) is a Delaware limited partnership, formed on March 23, 2007 and began investment activity in September 2008. Using professional trading advisors, the Fund engages in the speculative trading of futures contracts, forward currency contracts and other financial instruments traded in the United States (“U.S.”) and internationally. The Fund does not currently use swaps or options as part of its trading strategy, but may employ them in the future.

The Fund uses multiple trading advisors to engage in the speculative trading of futures contracts, forward currency contracts and other financial instruments. Each trading advisor uses a proprietary, systematic trading system that deploys multiple trading strategies that seek to identify and exploit directional moves in market behavior to a broad and diversified range of global market sectors including equity indices, currencies, interest rate instruments, energy, metals and agricultural commodities.

The Fund issues units of limited partner interests (“Units”) in four Series: A, B, C and I, which represent units of fractional undivided beneficial interest in and ownership of the Fund. At December 31, 2014, the aggregate capitalization of the Fund was $23,288,493, which consisted of Series A Units of $10,103,311, Series B Units of $4,525,734, Series C Units of $2,506,469, Series I Units of $5,316,764 and General Partner Units of $836,215. At December 31, 2014, the net asset value per unit of the Series A, B, C and I Units were $71.58, $83.49, $94.46 and $98.49, respectively, and the net asset value per unit of the General Partner Units was $112.08.

The Fund maintains its margin deposits and reserves in cash, U.S. Treasury securities, U.S. and foreign government sponsored enterprise notes, registered U.S. money market funds, commercial paper, corporate notes, asset backed securities and certificates of deposit in accordance with Commodity Futures Trading Commission (“CFTC”) rules. All interest income earned by the Fund accrues to the benefit of the Fund.

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

Trading Advisors

As of February 28, 2015, the trading advisors of the Fund and the allocation of the Fund’s trading level are reflected as follows:

% of Total Allocations

Winton Capital Management Ltd.	45%
Quantitative Investment Management, LLC	7%
Quantica Capital AG	28%
FORT, L.P.	20%

These allocations are subject to change at the General Partner’s sole discretion.

FORT, L.P., Quantica Capital AG, Quantitative Investment Management, LLC and Winton Capital Management Ltd. (collectively, “Trading Advisors”) offer discretionary advisory services to institutional and high net worth investors in the speculative trading of multiple asset classes including, without limitation, futures, forwards, swaps, options and other derivative contracts, commonly referred to as “futures.”

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

Futures Brokers and Forward Currency Counterparty

The Fund’s futures trading is currently conducted with SG Americas Securities, LLC (“SGAS”, formerly Newedge USA, LLC) and J.P. Morgan Securities LLC (“JPMS”). SGAS is a wholly-owned subsidiary of Société Générale. Société Générale is a société anonyme governed by French law. Société Générale Newedge UK Limited (formerly Newedge UK Finance Limited) is the Fund’s forward currency counterparty, is a wholly-owned subsidiary of Société Générale, and is regulated by the

Financial Services Authority for the conduct of business in the UK. JPMS is an indirect, wholly-owned subsidiary of JPMorgan Chase & Co., one of the largest bank holding companies in the U.S.

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

▪ FORT, L.P.:  1/12th of 1.5%
▪ Quantica Capital AG:  1/12th of 1.0%
▪ Quantitative Investment Management, LLC does not charge a management fee
▪ Winton Capital Management Ltd.: 1/12th of 1.50%
Trading Advisor Incentive Fees	Each series of Units incurs quarterly trading advisor incentive fees, payable in arrears to the Trading Advisors, for any “Net New Trading Profits” generated on the portion of the Fund the respective Trading Advisor manages, equal to:

▪ FORT, L.P.:  20%
▪ Quantica Capital AG:  20%
▪ Quantitative Investment Management, LLC:  30%
▪ Winton Capital Management Ltd.:  20%

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
Brokerage Commissions and Trading Expenses	The Fund incurs brokerage commissions and trading expenses on U.S. futures exchanges at the approximate rate of $0.74 to $12.30, with an average of $3.60 per “round-turn” futures transaction (includes NFA, execution, clearing and exchange fees). Brokerage commissions and trading expenses may be higher for trades executed on certain foreign exchanges.
Cash Manager Fees	Each class of Units incurs a monthly cash manager fee, payable in arrears to the Cash Managers, equal to approximately 1/12th of approximately 0.13% of the investments in securities and certificates of deposit.
Organizational and Initial Offering Costs	All organizational and initial offering costs were borne by the General Partner on behalf of the Fund without reimbursement.
General Partner Fee	Each series of Units, other than General Partner Units, incurs a monthly General Partner fee, equal to 1/12th of 1.5% of the Fund’s month-end net asset value, prorated for partial months and adjusted for weekly subscriptions and redemptions, and payable in arrears. The General Partner fee is paid to the General Partner to compensate it for its services to the Fund as general partner and commodity pool operator.
Administrative Expenses	Each series of Units reimburses the General Partner for actual monthly administrative expenses to various third-party service providers, including the General Partner, up to 1/12th of 0.95% of the Fund’s month-end net asset value, prorated for partial months and adjusted for weekly subscriptions and redemptions, and payable quarterly in arrears. Actual ongoing offering costs in excess of this limitation are absorbed by the General Partner.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Reform Act”) was enacted in July 2010. The Reform Act includes provisions that comprehensively regulate the over-the-counter derivatives markets. The Reform Act will mandate that a substantial portion of over-the-counter derivatives must be executed in regulated markets and submitted for clearing to regulated clearinghouses. The mandates imposed by the Reform Act may result in the Fund bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.

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

Holders

As of February 28, 2015, there were 499, 175, 173 and 264 holders of Series A, B, C and I Units, respectively.

Dividends

The General Partner has sole discretion to determine what distributions, if any, the Fund will make to its limited partners. Since inception, the General Partner has not made any distributions.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

There were no sales of unregistered securities of the Fund during the year ended December 31, 2014.

The Fund’s Registration Statement on Form S-1 (Registration No.: 333-148049), registering $23,054,276 Series A Units, $77,698,596 Series B Units and $92,290,714 Series I Units, was declared effective on February 13, 2015 with information with respect to the use of proceeds from the sale of Units being disclosed therein.

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

Redemptions of Units during the fourth quarter of 2014 were as follows:

	October	November	December	Total
A Units
Units redeemed	1,780.6028	2,275.2646	860.1229	4,915.9903
Average net asset value per unit	$68.49	$70.36	$71.18	$69.83

B Units
Units redeemed	514.2887	947.5068	2,576.5252	4,038.3207
Average net asset value per unit	$79.69	$81.84	$83.34	$82.52

C Units
Units redeemed	919.9388	310.9678	1,244.1668	2,475.0734
Average net asset value per unit	$89.80	$92.05	$93.48	$91.93

I Units
Units redeemed	12,397.8321	15,072.2490	1,576.9283	29,047.0094
Average net asset value per unit	$93.77	$95.92	$97.35	$95.08

Item 6.	Selected Financial Data

A smaller reporting company, as defined by Rule 12b-2 of the 1934 Act, is not required to provide the information under this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Trading Advisors

The Fund’s current trading advisors are FORT, L.P., Quantica Capital AG, Quantitative Investment Management LLC and Winton Capital Management Ltd.

During 2014, the General Partner removed Blackwater Capital Management, LLC and Estlander & Partners Ltd. as trading advisors to the Fund and allocated assets to FORT, L.P. (“FORT”) and Quantica Capital AG (“Quantica”).

If a trading advisor generates losses, those losses are used to offset future gains in determining any performance fee paid to the advisor. However, if the trading level allocated to the advisor is reduced, a pro rata portion of any loss carryforward is also reduced. By terminating the agreements with Blackwater and Estlander, any loss carryforwards that existed at the time of the termination are forfeit and are not available to offset the gains of other trading advisors.

FORT is a Delaware limited partnership based in Chevy Chase, Maryland. FORT was established in 1999 and is the successor to FORT Inc., which was co-founded in 1993 by Dr. Yves Balcer and Dr. Sanjiv Kumar. FORT is registered with the CFTC and is a member of the NFA. At December 31, 2014, FORT had total assets under management of approximately $1 billion, with $772 million in the Global Contrarian Program utilized by the Fund.

The Global Contrarian Program, FORT’s proprietary trading program, follows a systematic, technical, and trend-anticipating trading strategy that seeks to anticipate and capitalize on short to intermediate-term trends (2 to 6 weeks) by investing in a broad spectrum of financial and non-financial futures contracts traded on U.S. and non-U.S. markets. The investment objective of the Global Contrarian Program is to achieve attractive absolute rates of return and reduced volatility of returns that are generally uncorrelated with global equity indices.

FORT’s Global Contrarian Program is based on two main beliefs: (1) returns can be extracted from trends in the price movements of futures contracts; and (2) market prices are the key aggregator of information pertinent to making investment decisions. FORT’s ongoing research seeks to develop and implement adaptive, quantitative trading systems that select the optimal mix of technical indicators in each market and use them to dynamically determine optimum portfolio allocations, thereby allocating risk to markets according to a forecast of risk-adjusted profitability.

As part of its ongoing research, FORT strives to develop new strategies that it may incorporate into the Global Contrarian Program from time to time. For example, although FORT’s strategies currently do not involve trading forwards, options, swaps or security-based swaps, FORT may develop and incorporate into the Global Contrarian Program one or more strategies that trade some or all of these products. Also, in the case of a market disruption that limits or blocks trading in a product traded by one of FORT’s strategies, FORT may temporarily replace such product with any that has similar characteristics.

Quantica is a privately held share corporation, or Aktiengesellschaft, incorporated on May 26, 2003 in Switzerland. Quantica provides systematic and quantitative investment advisory and management services to individuals and institutions. Quantica is registered with the CFTC as a CTA and is a member of the NFA. At December 31, 2014, Quantica had total assets under management of approximately $623 million, with $621 million in the Managed Futures Program utilized by the Fund.

Quantica utilizes the Managed Futures Program – Futures Only in managing the Fund’s assets. The Managed Futures Program – Futures Only is a systematic investment strategy that aims to detect and take advantage of trend-following market inefficiencies in a diversified, liquid investment universe which includes more than 40 futures instruments. The investment universe is globally diversified and includes exchange traded futures contracts within the equity index, bonds, interest rates, commodities and foreign currency markets.

The investment and risk management processes of the Managed Futures Program are systematic and are purely price driven. Neither fundamental nor external data other than price movements are used as inputs for the program. Quantica’s proprietary real-time risk management systems are value-at-risk based and are an integral part of the investment process. Leverage may be utilized in connection with the investment program. The Managed Futures Program generates a rule-based, fully systematic model portfolio.

Quantica’s trade methodology relies on the assumption that market risks and market risk-premia are time-varying and can be assessed by applying sophisticated quantitative and statistical techniques. The Managed Futures Program thus seeks to take advantage of Quantica’s belief that continuing trends in global markets can be capitalized on in a diversified, risk-adjusted implementation.

At December 31, 2014, the allocation of trading levels to the Trading Advisors was as follows:

FORT	18%
Quantica	26%
QIM	12%
Winton	44%

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

Results of Operations

The returns for each Series of Units for the years ended December 31, 2014 and 2013 were:

Series of Units	2014	2013
Series A	0.70%	(2.86)%
Series B	2.29%	(1.34)%
Series C	3.67%	0.01%
Series I	2.94%	(0.74)%

Results from past periods are not necessarily indicative of results that may be expected for any future period. Further analysis of the trading gains and losses is provided below.

2014

During the year ended December 31, 2014, the Fund experienced a net realized gain on futures and forwards trading of $2,531,394, a change in unrealized loss on futures and forwards trading of $381,135 and incurred brokerage commissions of $90,713, resulting in a net gain from futures and forwards trading of $2,059,546. The Fund’s expenses during the year ended December 31, 2014 consisted of $254,656 in selling agent, custodial and servicing fees, and $1,338,356 in offering and administrative expenses, of which $896,607 were waived. Additionally, the Fund incurred $354,269 in Trading Advisor management fees, $502,918 in Trading Advisor incentive fees, $21,143 in Cash Manager fees and a General Partner fee of $399,140. Interest income of $160,348 and net realized and change in unrealized loss on securities and certificates of deposit of $105,518, combined with Fund expenses resulted in net income of $140,501 for the year ended December 31, 2014.

During the year ended December 31, 2014, the Fund issued $2,271,315 of Units and redeemed $12,683,024 of Units, and when combined with the net income, resulted in a net decrease in the Fund’s net asset value for the year from $33,559,701 to $23,288,493.

Discussion of monthly performance for the year ended December 31, 2014 follows:

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

The Fund made its largest gains from rising energy markets through long positions in natural gas and crude oil. Additionally, the Fund profited from long positions in global bonds, which rallied on continued accommodative policy guidance from central banks. In currencies, the Fund benefited from long exposure to European exchange rates. Meanwhile, in the agricultural sector, the Fund profited from rising soybean prices due to a drought in Brazil. However, the metals sector caused losses as a rebound in gold and silver on U.S. dollar weakness hurt the Fund’s short positions. Overall, the Fund finished the month with a gain of 1.34%, 1.47%, 1.59% and 1.52% for Series A, B, C and I Units, respectively.

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

October

During October, fears of a slowdown in global growth made for volatile financial markets. High unemployment and low inflation readings in Europe drove global equity markets and long-term bond yields lower. Fed meeting minutes showed a concern that the slowdown in Eurozone growth might negatively affect the U.S. economy, just as the Fed was concluding its quantitative easing program. Decreased demand expectations also brought commodity markets to multi-year lows. However, investor risk appetite was renewed mid-month following improved U.S. economic data and strong corporate earnings. Global stock markets and the U.S. dollar surged at month-end when the Bank of Japan announced an unexpected easing program, encouraging expectations for the European Central Bank to do the same.

The interest rate sector was the top contributor to performance, as long exposures in U.S. and European bonds profited from a decline in yields. In commodities, the Fund made gains from short positions in oil, which declined on fears of a global growth slowdown. In currencies, the Fund made profits in its short euro position, as expectations for monetary easing in the Eurozone pushed the currency to multi-year lows. The Fund recorded losses in its global equity positions as whipsaw markets prompted the Fund to reduce its long exposure after the initial sell-off, thus missing out on the sharp rebound going into month-end. The Fund closed the month with a gain of 1.19% for Series A, 1.32% for Series B, 1.44% for Series C and 1.42% for Series I Units, respectively.

November

In November, central banks in Europe, China and Japan signaled their intention to adopt additional stimulus measures to combat slowing economic growth, which pushed bond yields to new lows and boosted global equities. Comparatively stronger growth and tighter monetary policy in the U.S. caused the dollar to appreciate against other currencies, in particular the Japanese yen. Meanwhile, oil prices fell precipitously on low demand, growing shale supply and OPEC’s decision not to cut production.

Fixed income trading contributed the Fund’s largest gains during the month, as long exposures in European bonds and interest rates profited from the European Central Bank’s anticipated monetary easing. The Fund recorded gains in its long equity positions as growing investor risk appetite caused indices to rally over the month. In commodities, the Fund was able to capitalize on the bear market in oil through its short positions. The Fund also took advantage of the rising U.S. dollar to make a profit in currencies and closed the month with a gain of 4.33% for Series A, 4.47% for Series B, 4.59% for Series C and 4.52% for Series I Units, respectively.

December

December began with a rise in investor risk aversion over Europe’s economic woes and Japan’s slide back into recession. Global equities sold off sharply in the first half of the month, while bonds rallied. Oil prices continued to trend downwards, as OPEC resisted production cuts despite weakening demand projections. Russia suffered collateral damage as shrinking oil revenues caused a run on the ruble, requiring an emergency interest rate hike to avoid further collapse. In contrast, U.S. economic growth remained strong, helping the U.S. dollar appreciate against most global currencies. Falling energy prices allowed the Fed to emphasize “patience” in its guidance on future interest rate increases, which improved sentiment and fueled a stock market rebound in the second half of the month.

The Fund saw gains in December from long positions in Japanese and European bonds, which rallied on expectations of further central bank easing. The Fund also profited from short positions in energy and long positions in the U.S. dollar. However, these were offset by losses in equity markets where whipsaw reversals during the month hurt trend-following programs. The Fund closed the month with a loss of 0.74% for Series A, 0.62% for Series B, 0.51% for Series C and 0.57% for Series I Units, respectively.

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

The Fund’s most significant accounting policy is the valuation of its assets invested in U.S. and foreign futures and forward currency contracts, and fixed income investments. The Fund’s futures contracts are exchange-traded, with the fair value of these contracts based on exchange settlement prices. The fair values of non-exchange-traded contracts, such as forward currency contracts, are based on third-party quoted dealer values on the interbank market. The fair value of money market funds is based on quoted market prices for identical shares. U.S. Treasury securities are stated at fair value based on quoted market prices for identical assets in an active market. Notes of U.S. and foreign government sponsored enterprises, as well as certificates of deposit, commercial paper, asset backed securities and corporate notes, are stated at fair value based on quoted market prices for similar assets in an active market. Given the valuation sources, there is little judgment or uncertainty involved in the valuation of these assets, and it is unlikely that materially different amounts would be reported under different valuation methodologies or assumptions.

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

Evaluation of Disclosure Controls and Procedures

The General Partner of the Fund, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the 1934 Act) as of December 31, 2014 (“Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2014, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework published in 1992. Based on that assessment, management concluded that, as of December 31, 2014, the Fund’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework published in 1992.

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

Francine Rosenberger is General Counsel. Ms. Rosenberger, born in October 1967, earned her Bachelor of Arts from Juniata College in 1989, and graduated magna cum laude, with a J.D., from The Columbus School of Law at Catholic University in 1995. Prior to joining the General Partner, Ms. Rosenberger was in the Investment Management practice at the law firm of K&L Gates from September 1995 until January 2013. At K&L Gates, Ms. Rosenberger specialized in the formation, structuring and operation of investment companies, ETFs, and commodity pools. She has been a CFTC listed Principal of the General Partner since March 7, 2013.

Kenneth E. Steben Revocable Trust, dated January 29, 2008, has been a CFTC listed Principal of the General Partner since March 10, 2008. The Trust is the majority shareholder of the General Partner. Kenneth E. Steben is the sole beneficiary of the Trust and serves as its sole trustee. A biography of Mr. Steben is set forth above.

Since May 11, 1989, Steben & Company, Inc. has acted as a general partner to a Maryland limited partnership, Futures Portfolio Fund, Limited Partnership, an SEC registrant under the 1934 Act whose shares are privately offered. Since August 1, 2013, the General Partner has acted as the general partner for Steben Select Multi-Strategy Partners, L.P., a privately offered investment fund. Since August 1, 2013, the General Partner has been the Investment Manager for Steben Select Multi-Strategy Master Fund, a privately offered closed-end fund. Since January 1, 2014, the General Partner acts as the investment manager for Steben Select Multi-Strategy Fund, a publicly offered closed-end fund. And, since April 2014, the General Partner acts as the investment manager for the Steben Managed Futures Strategy Fund, an open-ended mutual fund. Because Steben & Company, Inc. serves as the sole general partner or manager of all of these funds, the officers and directors of Steben & Company, Inc. effectively manage them as officers and directors of the respective funds.

Significant Employees

The General Partner is dependent on the services of Mr. Steben and key management personnel. If Mr. Steben’s services became unavailable, another principal of the firm or a new principal (whose experience cannot be known at this time) will need to take charge of the General Partner.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires that reports of beneficial ownership of limited partner interests and changes in such ownership be filed with the SEC by Section 16 “reporting persons.” The Fund is required to disclose in this Annual Report on Form 10-K each reporting person whom it knows to have failed to file any required reports under Section 16(a) on a timely basis during the fiscal year ended December 31, 2014. During the fiscal year ended December 31, 2014, all reporting persons complied with all Section 16(a) filing requirements applicable to them.

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

As compensation for its services in managing the Fund, the General Partner earns the following compensation:

▪	General Partner Fee – each Series of Units, except for General Partner Units, incurs a monthly fee equal to 1/12th of 1.5% of the respective Series’ month-end net asset value, prorated for partial months and adjusted for weekly subscriptions and redemptions, and payable in arrears. During 2014 and 2013, the General Partner earned $399,140 and $613,444, respectively.
▪	Selling Agent Fees – the Series A Units incur a monthly fee equal to 1/12th of 2% of their month-end net asset value, prorated for partial months and adjusted for weekly subscriptions and redemptions, and payable in arrears. The General Partner pays to the selling agents an upfront fee of 2% of the aggregate subscription amount for the Series A Units. Beginning in the 13th month, the General Partner pays the selling agents a monthly fee in arrears equal to 1/12th of 2% of the outstanding Series A Unit’s month-end net asset value. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner. During 2014 and 2013, the General Partner earned $206,362 and $273,527, respectively.
▪	Broker Dealer Servicing Fee – the Series A Units incur a monthly fee equal to 1/12th of 0.15% of their month-end net asset value, prorated for partial months and adjusted for weekly subscriptions and redemptions. The Series B Units which are not subject to a broker dealer custodial fee incur a monthly fee equal to 1/12th of 0.6% of their month-end net asset value, prorated for partial months and adjusted for weekly subscriptions and redemptions. These fees are payable in arrears to the selling agents by the General Partner. Where the General Partner acts as the selling agent, it retains these fees. During 2014 and 2013, the General Partner earned $21,830 and $28,442, respectively.

▪	Broker Dealer Custodial Fee – the Series B Units that are held by broker dealers who act as the custodian for Series B Units for the benefit of the limited partners incur a fee equal to 1/12th of 0.6% of their month-end net asset value, prorated for partial months and adjusted for weekly subscriptions and redemptions. These fees are payable to the selling agents by the General Partner. During 2014 and 2013, the General Partner earned $26,464 and $42,210, respectively.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

At February 28, 2015, no person or group is known to have been the beneficial owner of more than 5% of the Units.

At February 28, 2015, the General Partner had an investment in the Fund of $860,424 (7,460.6309 units), and the directors, executive officers and principals of the General Partner beneficially owned Series I Units as follows:

Name	Units Owned	Value of Units	Percentage of Limited Partnership
Carl A. Serger	424.9689	$42,902	0.18%
Michael D. Bulley	211.7543	21,377	0.09%
	636.7232	$64,279	0.27%

The address of each director and officer is c/o Steben & Company, Inc., 9711 Washingtonian Blvd., Suite 400, Gaithersburg, Maryland 20878.

There has been no change of control of the Fund.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See “Item 1. Business” for a description of the relationships between the General Partner, the Fund, the Trading Advisors, the futures brokers and forward currency counterparty and the Cash Managers. See “Item 10. Executive Compensation” and “Item 11. Security Ownership of Certain Beneficial Owners and Management.”

Item 14.	Principal Accountant Fees and Services

The following table sets forth the fees billed to the Fund for professional audit services provided by McGladrey LLP, the Fund’s independent registered public accountant, for the audits of the Fund’s annual financial statements for the years ended December 31, 2014 and 2013, and fees billed for other professional services rendered by McGladrey LLP during those years.

Fee Category	2014	2013
Audit fees(1)	$112,200	$92,500

Audit-related fees	—	—
Tax fees(2)	14,400	11,000

All other fees	—	—
Total fees	$126,600	$105,500

(1)	Audit fees consist of fees for professional services rendered for the audit of the Fund’s financial statements and review of financial statements included in the Fund’s quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.

(2)	Tax fees consist of fees for the preparation of original tax returns.

The General Partner’s Board of Directors pre-approves all audit and permitted non-audit services of the Fund’s independent accountants, including all engagement fees and terms. The General Partner’s Board of Directors approved all the services provided by McGladrey LLP during 2014 and 2013 to the Fund described above. The General Partner’s Board of Directors has determined that the payments made to McGladrey LLP for these services during 2014 and 2013 are compatible with maintaining that firm’s independence.

PART IV

Item 15	Exhibits and Financial Statements Schedules

Financial Statements

Seneca Global Fund, L.P.

Report of Independent Registered Public Accounting Firm

Statements of Financial Condition as of December 31, 2014 and 2013

Condensed Schedule of Investments as of December 31, 2014

Condensed Schedule of Investments as of December 31, 2013

Statements of Operations for the Years Ended December 31, 2014 and 2013

Statements of Cash Flows for the Years Ended December 31, 2014 and 2013

Statements of Changes in Partners’ Capital (Net Asset Value) for the Years Ended December 31, 2014 and 2013

Notes to Financial Statements

Exhibits.

The following exhibits are filed herewith or incorporated by reference.

Exhibit No.	Description of Exhibit

1.1(a)	Form of Selling Agreement

4.1(d)	Fourth Amended and Restated Limited Partnership Agreement

9.1(c)	Delaware Amended and Restated Certificate of Limited Partnership

10.1(d)	Form of Subscription Agreement

10.8(e)	Trading Advisory Agreement with Quantitative Investment Management, LLC

10.9(f)	Trading Advisory Agreement with Winton Capital Management, Ltd.

10.10(g)	Trading Advisory Agreements with FORT, L.P. and Quantica Capital AG

31.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(a)	Previously filed as an exhibit to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 (SEC File No.: 333-148049) on May 23, 2008, and incorporated herein by reference.
(c)	Previously filed on May 3, 2011 with Form 8-K (File No. 000-53453), and incorporated herein by reference.

(d)	Previously filed on August 15, 2011 as an exhibit to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (Reg. No. 333-175052), and incorporated herein by reference.
(e)	Previously filed on March 28, 2013 as an exhibit to Form 10-K (File No. 000-53453), and incorporated herein by reference.

(f)	Previously filed on March 28, 2014 as an exhibit to Form 10-K (File No. 000-53453), and incorporated herein by reference.

(g)	Previously filed on Registration Statement on Form S-1 (SEC File No. 333-198439) on August 28, 2014, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the General Partner of the Registrant in the capacities and on the date indicated.

Name	Title	Date
/s/ Kenneth E. Steben Kenneth E. Steben	President, Chief Executive Officer and Director of the General Partner	March 26, 2015
/s/ Carl A. Serger Carl A. Serger	Chief Financial Officer and Director of the General Partner	March 26, 2015

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 26, 2015	SENECA GLOBAL FUND, L.P.

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and
Director of the General Partner

Report of Independent Registered Public Accounting Firm

To the Partners of

Seneca Global Fund, L.P.

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of Seneca Global Fund, L.P. (the “Fund”), as of December 31, 2014 and 2013, and the related statements of operations, cash flows, and changes in partners’ capital (net asset value) for the years then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seneca Global Fund, L.P. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Chicago, Illinois

March 26, 2015

Seneca Global Fund, L.P.

Statements of Financial Condition

December 31, 2014 and 2013

	2014	2013
Assets
Equity in broker trading accounts
Cash	$5,200,629	$10,049,111
Net unrealized gain (loss) on open futures contracts	865,785	1,166,626
Net unrealized gain (loss) on open forward currency contracts	(74,851)	5,443
Total equity in broker trading accounts	5,991,563	11,221,180
Cash and cash equivalents	3,479,863	5,265,305
Investments in securities, at fair value	14,902,985	18,124,799
Certificates of deposit, at fair value	—	250,730
Total assets	$24,374,411	$34,862,014

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$33,513	$70,628
Trading Advisor incentive fees payable	425,408	112,352
Commissions and other trading fees payable on open contracts	3,041	4,923
Cash Manager fees payable	4,976	5,769
General Partner fee payable	28,103	41,389
Selling Agent fees payable – General Partner	16,781	19,416
Administrative expenses payable – General Partner	18,422	26,737
Offering expenses payable – General Partner	12,550	19,163
Broker dealer custodial fee payable – General Partner	1,824	2,977
Broker dealer servicing fee payable – General Partner	1,768	2,081
Redemptions payable	442,664	934,506
Subscriptions received in advance	96,868	62,372
Total liabilities	1,085,918	1,302,313

Partners’ Capital (Net Asset Value)
General Partner Units – 7,460.6309 units outstanding at December 31,
2014 and 2013, respectively	836,215	794,660
Series A Units – 141,154.3626 and 164,417.4673 units outstanding
at December 31, 2014 and 2013, respectively	10,103,311	11,687,076
Series B Units – 54,209.8546 and 86,507.9830 units outstanding
at December 31, 2014 and 2013, respectively	4,525,734	7,060,706
Series C Units – 26,534.5412 and 27,732.4319 units outstanding at
December 31, 2014 and 2013, respectively	2,506,469	2,526,789
Series I Units – 53,985.4271 and 120,105.4790 units outstanding
at December 31, 2014 and 2013, respectively	5,316,764	11,490,470
Total partners’ capital (net asset value)	23,288,493	33,559,701
Total liabilities and partners’ capital (net asset value)	$24,374,411	$34,862,014

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments

December 31, 2014

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$1,250,000	1/31/15	U.S. Treasury Note	0.25%	$1,251,454	5.37%
700,000	3/31/15	U.S. Treasury Note	2.50%	708,545	3.04%
1,600,000	4/30/15	U.S. Treasury Note	0.13%	1,600,717	6.88%
750,000	5/31/15	U.S. Treasury Note	0.25%	750,634	3.22%
525,000	7/15/15	U.S. Treasury Note	0.25%	525,953	2.26%
100,000	8/31/15	U.S. Treasury Note	0.38%	100,248	0.43%
50,000	11/15/15	U.S. Treasury Note	0.38%	50,071	0.22%
500,000	11/30/15	U.S. Treasury Note	1.38%	505,604	2.17%
500,000	1/15/16	U.S. Treasury Note	0.38%	501,179	2.15%
500,000	3/15/16	U.S. Treasury Note	0.38%	500,598	2.15%
500,000	3/31/16	U.S. Treasury Note	0.38%	500,401	2.15%
500,000	4/15/16	U.S. Treasury Note	0.25%	499,487	2.14%
Total U.S. Treasury securities (cost: $7,514,195)				7,494,891	32.18%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks and Diversified Financial Services
$150,000	1/23/15	Credit Suisse (USA), Inc.	0.18%	149,984	0.65%
230,000	2/2/15	DCAT, LLC	0.26%	229,947	0.99%
250,000	1/13/15	Liberty Street Funding LLC	0.17%	249,986	1.07%
150,000	1/20/15	Rabobank USA Financial Corporation	0.12%	149,991	0.65%
Energy
250,000	1/8/15	Apache Corporation	0.40%	249,981	1.07%
250,000	1/9/15	ONEOK Partners, L.P.	0.43%	249,976	1.07%
Total U.S. commercial paper (cost: $1,279,560)				1,279,865	5.50%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$250,000	1/30/15	Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.17%	249,966	1.07%
Total foreign commercial paper (cost: $249,947)				249,966	1.07%
Total commercial paper (cost: $1,529,507)				1,529,831	6.57%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$200,000	12/15/16	Rockwell Collins, Inc.	0.59%	200,316	0.86%
Automotive
200,000	8/11/15	American Honda Finance Corporation	1.00%	201,500	0.87%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

December 31, 2014

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Banks
$150,000	4/1/15	Bank of America Corporation	4.50%	$153,116	0.66%
150,000	3/22/16	Bank of America Corporation	1.07%	150,869	0.65%
350,000	4/1/16	Citigroup Inc.	1.30%	351,918	1.51%
150,000	7/22/15	Goldman Sachs Group, Inc.	0.63%	150,202	0.64%
200,000	2/26/16	JPMorgan Chase & Co.	0.85%	201,031	0.86%
100,000	10/15/15	Morgan Stanley	0.71%	100,234	0.43%
100,000	4/29/16	Morgan Stanley	3.80%	104,182	0.45%
Beverages
275,000	1/27/17	Anheuser-Busch Inbev Finance Inc.	1.13%	276,915	1.18%
Biomedical
220,000	2/1/17	Thermo Fisher Scientific Inc.	1.30%	220,111	0.95%
Energy
150,000	12/1/17	Kinder Morgan, Inc.	2.00%	149,573	0.64%
150,000	2/1/16	ONEOK Partners, L.P.	3.25%	155,208	0.67%
250,000	7/15/16	Pioneer Natural Resources Company	5.88%	270,523	1.16%
Healthcare
100,000	6/15/16	Becton, Dickinson and Company	0.69%	100,043	0.43%
230,000	9/26/16	Ventas Realty, Limited Partnership	1.55%	231,845	1.00%
Insurance
100,000	10/18/16	American International Group, Inc.	5.60%	108,444	0.47%
200,000	9/30/15	Jackson National Life Global Funding	0.61%	200,294	0.86%
Manufacturing
345,000	3/3/17	Caterpillar Financial Services Corporation	0.46%	344,612	1.48%
275,000	10/9/15	General Electric Company	0.85%	275,915	1.17%
Media
100,000	4/30/15	NBCUniversal Media, LLC	3.65%	101,658	0.44%
100,000	4/15/16	NBCUniversal Media, LLC	0.77%	100,036	0.43%
Telecommunications
175,000	9/15/16	Verizon Communications Inc.	1.77%	178,979	0.77%
Total U.S. corporate notes (cost: $4,342,045)				4,327,524	18.58%

Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$200,000	9/25/15	ING Bank N.V.	1.89%	201,812	0.88%
150,000	9/25/15	ING Bank N.V.	2.00%	152,117	0.65%
Energy
200,000	5/9/16	CNOOC Finance (2013) Limited	1.13%	199,587	0.86%
200,000	6/2/17	Enbridge Inc.	0.68%	198,774	0.85%
Telecommunications
150,000	4/27/15	Telefonica Emisiones, S.A.U.	3.73%	152,257	0.65%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

December 31, 2014

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Transporation
$200,000	10/28/16	Kansas City Southern de Mexico, S.A. de C.V.	0.93%	$200,797	0.86%
Total foreign corporate notes (cost: $1,115,180)				1,105,344	4.75%
Total corporate notes (cost: $5,457,225)				5,432,868	23.33%

Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
$39,789	10/20/16	Ally Auto Receivables Trust 2014-SN1	0.52%	39,793	0.17%
50,000	6/20/17	Capital Auto Receivables Asset Trust 2013-1	0.79%	50,028	0.21%
15,000	4/16/18	Santander Drive Auto Receivables Trust 2014-5	0.56%	15,004	0.06%
Credit Card
50,000	1/15/20	BA Credit Card Trust	0.45%	49,949	0.21%
100,000	10/16/17	Chase Issuance Trust	0.31%	99,910	0.44%
Other
50,000	7/20/19	GE Dealer Floorplan Master Not	0.55%	49,911	0.21%
55,000	8/15/17	VOLVO FINL EQUIP LLC SER2012-1	1.51%	55,273	0.24%
Student Loan
85,218	8/15/23	SLM PRIVATE ED LN TR 2012-C	1.26%	85,527	0.37%
Total asset backed securities (cost: $445,962)				445,395	1.91%

Total investments in securities (cost: $14,946,889)				$14,902,985	63.99%
OPEN FUTURE CONTRACTS
Long U.S. Futures Contracts
		Agricultural commodities		$(11,462)	(0.05)%
		Currencies		(7,530)	(0.03)%
		Energy		(51,681)	(0.22)%
		Equity indices		97,975	0.42%
		Interest rate instruments		(4,299)	(0.02)%
		Metals		(46,499)	(0.20)%
Net unrealized gain (loss) on open long U.S. futures contracts				(23,496)	(0.10)%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

December 31, 2014

Description	Fair Value	% of Partners' Capital (Net Asset Value)
Short U.S. Futures Contracts
Agricultural commodities	$17,616	0.08%
Currencies	144,438	0.62%
Energy[2]	240,451	1.02%
Equity indices	(21,599)	(0.09)%
Interest rate instruments	(3,428)	(0.01)%
Metals	54,383	0.23%
Net unrealized gain (loss) on open short U.S. futures contracts	431,861	1.85%
Total U.S. futures contracts - net unrealized gain (loss) on open U.S. futures contracts	408,365	1.75%

Long Foreign Futures Contracts
Agricultural commodities	639	0.00%
Equity indices	52,394	0.22%
Interest rate instruments[2]	440,422	1.90%
Net unrealized gain (loss) on open long foreign futures contracts	493,455	2.12%

Short Foreign Futures Contracts
Equity indices	7,583	0.03%
Interest rate instruments	(43,618)	(0.18)%
Net unrealized gain (loss) on open short foreign futures contracts	(36,035)	(0.15)%
Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	457,420	1.97%

Net unrealized gain (loss) on open futures contracts	$865,785	3.72%

OPEN FORWARD CURRENCY CONTRACT
U.S. Forward Currency Contracts
Long	$(108)	(0.00)%
Short	106	0.00%
Net unrealized gain (loss) on open U.S. forward currency contracts	(2)	(0.00)%

Foreign Forward Currency Contracts
Long	29,476	0.13%
Short	(104,325)	(0.45)%
Net unrealized gain (loss) on open foreign forward currency contracts	(74,849)	(0.32)%
Net unrealized gain (loss) on open forward currency contracts	$(74,851)	(0.32)%

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

Seneca Global Fund, L.P.

Statements of Operations

Years Ended December 31, 2014 and 2013

	2014	2013
Trading Gain (Loss) from Futures and Forwards Trading
Net realized gain (loss)	$2,531,394	$1,666,379
Net change in unrealized gain (loss)	(381,135)	146,893
Brokerage commissions and trading expenses	(90,713)	(142,559)
Net gain (loss) from futures and forwards trading	2,059,546	1,670,713

Net Investment Income (Loss)
Income (loss)
Interest income	160,348	293,986
Net realized and change in unrealized gain (loss) on securities and certificates of deposit	(105,518)	(160,371)
Total income (loss)	54,830	133,615
Expenses
Trading Advisor management fees	354,269	499,206
Trading Advisor incentive fees	502,918	112,352
Cash Manager fees	21,143	31,464
General Partner fee	399,140	613,444
Selling Agent fees – General Partner	206,362	273,527
Broker dealer custodial fee – General Partner	26,464	42,210
Broker dealer servicing fee – General Partner	21,830	28,442
Administrative expenses – General Partner	997,724	909,095
Offering expenses – General Partner	340,632	487,245
Total expenses	2,870,482	2,996,985
Administrative and offering expenses waived	(896,607)	(715,426)
Net total expenses	1,973,875	2,281,559
Net investment income (loss)	(1,919,045)	(2,147,944)
Net Income (Loss)	$140,501	$(477,231)

	Series A	Series B	Series C	Series I	General Partner
Year Ended December 31, 2014
Increase (decrease) in net asset value per unit for the year	$0.50	$1.87	$3.35	$2.82	$5.57
Net income (loss) per unit†	$0.11	$0.15	$2.53	$0.04	$5.57
Weighted average number of units outstanding	150,976.4482	69,032.6880	26,980.4448	89,855.8252	7,460.6308

Year Ended December 31, 2013
Increase (decrease) in net asset value per unit for the year	$(2.10)	$(1.11)	$—	$(0.71)	$1.57
Net income (loss) per unit†	$(1.70)	$(1.24)	$(2.40)	$0.20	$1.58
Weighted average number of units outstanding	188,865.8719	100,732.7325	30,964.3417	164,370.3383	7,460.6308

† Based on weighted average number of units outstanding during the year.

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Statements of Cash Flows

Years Ended December 31, 2014 and 2013

	2014	2013
Cash flows from operating activities
Net income (loss)	$140,501	$(477,231)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized (gain) loss from futures and forwards trading	381,135	(146,893)
Purchases of securities and certificates of deposit	(32,535,604)	(43,044,237)
Proceeds from disposition of securities and certificates of deposit	35,902,630	52,486,264
Net realized and change in unrealized (gain) loss in securities and certificates of deposit	105,518	160,371
Changes in
Trading Advisor management fees payable	(37,115)	14,004
Trading Advisor incentive fees payable	313,056	112,352
Commissions and other trading expenses payable on open contracts	(1,882)	(3,746)
Cash Manager fees payable	(793)	(7,805)
General Partner fee payable	(13,286)	(21,050)
Selling Agent fees payable – General Partner	(2,635)	(10,035)
Administrative expenses payable – General Partner	(8,315)	(13,352)
Offering expenses payable – General Partner	(6,613)	(11,043)
Broker dealer custodial fee payable – General Partner	(1,153)	(908)
Broker dealer servicing fee payable – General Partner	(313)	(846)
Net cash provided by (used in) operating activities	4,235,131	9,035,845

Cash flows from financing activities
Subscriptions	2,208,943	5,582,697
Subscriptions received in advance	96,868	62,372
Redemptions	(13,174,866)	(21,485,308)
Net cash provided by (used in) financing activities	(10,869,055)	(15,840,239)

Net increase (decrease) in cash and cash equivalents	(6,633,924)	(6,804,394)
Cash and cash equivalents, beginning of year	15,314,416	22,118,810
Cash and cash equivalents, end of year	$8,680,492	$15,314,416

End of year cash and cash equivalents consists of
Cash in broker trading accounts	$5,200,629	$10,049,111
Cash and cash equivalents	3,479,863	5,265,305
Total end of year cash and cash equivalents	$8,680,492	$15,314,416

Supplemental disclosure of cash flow information
Prior year redemptions paid	$934,506	$634,037
Prior year subscriptions received in advance	$62,372	$236,268

Supplemental schedule of non-cash financing activities
Redemptions payable	$442,664	$934,506

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Statements of Changes in Partners’ Capital (Net Asset Value)

Years Ended December 31, 2014 and 2013

	Series A		Series B		Series C		Series I		General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Balance at December 31, 2012	236,423.1119	$17,300,439	110,409.9497	$9,133,773	17,608.2983	$1,604,266	219,781.2927	$21,182,358	7,460.6309	$782,908	$50,003,744
Net income (loss)		(321,815)		(125,032)		(74,373)		32,237		11,752	(477,231)
Subscriptions	39,614.0191	2,886,090	18,448.5100	1,541,314	—	—	14,370.6393	1,391,561	—	—	5,818,965
Redemptions	(63,110.2364)	(4,571,413)	(43,213.3747)	(3,558,580)	(27,754.6248)	(2,541,152)	(114,046.4530)	(11,114,632)	—	—	(21,785,777)
Transfers	(48,509.4273)	(3,606,225)	862.8980	69,231	37,878.7584	3,538,048	—	(1,054)	—	—	—
Balance at December 31, 2013	164,417.4673	11,687,076	86,507.9830	7,060,706	27,732.4319	2,526,789	120,105.4790	11,490,470	7,460.6309	794,660	33,559,701
Net income (loss)		16,549		10,409		68,339		3,649		41,555	140,501
Subscriptions	26,332.0806	1,800,940	3,879.6562	304,400	—	—	1,808.7319	165,975	—	—	2,271,315
Redemptions	(35,168.7584)	(2,401,024)	(35,664.1642)	(2,809,300)	(12,129.6015)	(1,074,018)	(68,530.6449)	(6,398,682)	—	—	(12,683,024)
Transfers	(14,426.4269)	(1,000,230)	(513.6204)	(40,481)	10,931.7108	985,359	601.8611	55,352	—	—	—
Balance at December 31, 2014	141,154.3626	$10,103,311	54,209.8546	$4,525,734	26,534.5412	$2,506,469	53,985.4271	$5,316,764	7,460.6309	$836,215	$23,288,493

	Series A	Series B	Series C	Series I	General Partner
December 31, 2014	$71.58	$83.49	$94.46	$98.49	$112.08
December 31, 2013	71.08	81.62	91.11	95.67	106.51
December 31, 2012	73.18	82.73	91.11	96.38	104.94

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

Level 1 –	Fair value is based on unadjusted quoted prices for identical instruments in active markets. Financial instruments utilizing Level 1 inputs include futures contracts, money market funds and U.S. Treasury securities.

Level 2 –	Fair value is based on quoted prices for similar instruments in active markets and inputs other than quoted prices that are observable for the financial instrument, such as interest rates and yield curves that are observable at commonly quoted intervals using a market approach. Financial instruments utilizing Level 2 inputs include forward currency contracts, certificates of deposit, commercial paper, corporate notes and asset backed securities.

Level 3 –	Fair value is based on valuation techniques in which one or more significant inputs are unobservable. The Fund has no financial instruments utilizing Level 3 inputs.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the years ended December 31, 2014 and 2013, there were no such transfers between levels.

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

U.S. Treasury securities are recorded at fair value based on bid and ask quotes for identical instruments. Commercial paper, certificates of deposit, corporate notes and asset backed securities are recorded at fair value based on bid and ask quotes for similar, but not identical, instruments. Accordingly, U.S. Treasury securities are classified within Level 1, and commercial paper, certificate of deposits, corporate notes and asset backed securities are classified within Level 2.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through December 31, 2014. With few exceptions, the Fund is no longer subject to U.S. or state and local income tax examinations by tax authorities for years before 2011.

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

Reclassification

Certain amounts in the 2013 financial statements have been reclassified to conform to the 2014 presentation without affecting previously reported partners’ capital (net asset value).

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance that replaces the existing accounting standards for revenue recognition. The guidance requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration it expects to be entitled to receive in exchange for those goods or services. The standard is effective beginning the first quarter of the Fund's 2018 fiscal year (with limited early adoption options). The Fund does not expect any material change as a result of implanting this new standard.

2.	Fair Value Disclosures

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At December 31, 2014
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$865,785	$—	$865,785
Net unrealized gain (loss) on open forward currency contracts*	—	(74,851)	(74,851)
Cash and cash equivalents:
Money market fund	851,036	—	851,036
Investments in securities:
U.S. Treasury securities*	7,494,891	—	7,494,891
Asset backed securities*	—	445,395	445,395
Commercial paper*	—	1,529,831	1,529,831
Corporate notes*	—	5,432,868	5,432,868
Total	$9,211,712	$7,333,243	$16,544,955

*See the condensed schedule of investments for further description.

At December 31, 2013
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$1,166,626	$—	$1,166,626
Net unrealized gain (loss) on open forward currency contracts*	—	5,443	5,443
Cash and cash equivalents:
Money market fund	556,060	—	556,060
Investments in securities:
U.S. Treasury securities*	8,395,413	—	8,395,413
Commercial paper*	—	2,299,673	2,299,673
Corporate notes*	—	7,429,713	7,429,713
Certificates of deposit*	—	250,730	250,730
Total	$10,118,099	$9,985,559	$20,103,658

*See the condensed schedule of investments for further description.

There were no Level 3 holdings at December 31, 2014 and 2013, or during the years then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At December 31, 2014, the Fund’s derivative contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts: Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$38,591	$(31,798)	$6,793
Currencies	159,626	(22,718)	136,908
Energy	242,155	(53,385)	188,770
Equity indices	208,401	(72,048)	136,353
Interest rate instruments	495,632	(106,555)	389,077
Metals	56,467	(48,583)	7,884
Net unrealized gain (loss) on open futures contracts	$1,200,872	$(335,087)	$865,785

Net unrealized gain (loss) on open forward currency contracts	$40,419	$(115,270)	$(74,851)

At December 31, 2014, there were 1,210 open futures contracts and 54 open forward currency contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2014 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
JP Morgan Securities, LLC	$(21,199)	$—	$—	$(21,199)
Société Générale Newedge UK Limited*	(74,851)	—	—	(74,851)
SG Americas Securities, LLC**	886,984	—	—	886,984
Total	$790,934	$—	$—	$790,934

*   formerly Newedge UK Financial Ltd

** formerly Newedge USA, LLC

At December 31, 2013, the Fund’s derivative contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts: Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$250,715	$(61,593)	$189,122
Currencies	366,335	(53,788)	312,547
Energy	48,136	(51,548)	(3,412)
Equity indices	618,040	(1,190)	616,850
Interest rate instruments	220,687	(181,905)	38,782
Metals	370,438	(357,701)	12,737
Net unrealized gain (loss) on open futures contracts	$1,874,351	$(707,725)	$1,166,626

Net unrealized gain (loss) on open forward currency contracts	$49,606	$(44,163)	$5,443

At December 31, 2013, there were 2,186 open futures contracts and 68 open forward currency contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2013 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
JP Morgan Securities, LLC	$732,303	$—	$—	$732,303
Société Générale Newedge UK Limited*	5,443	—	—	5,443
SG Americas Securities, LLC**	434,323	—	—	434,323
Total	$1,172,069	$—	$—	$1,172,069

*   formerly Newedge UK Financial Ltd

** formerly Newedge USA, LLC

For the years ended December 31, 2014 and 2013, the Fund’s futures and forward currency contracts had the following impact on the statements of operations:

	2014		2013
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$662,470	$(182,329)	$(1,109)	$(101,906)
Currencies	851,601	(175,639)	44,526	(93,086)
Energy	234,186	192,182	(1,837,757)	(18,885)
Equity indices	(987,864)	(480,497)	3,692,773	239,702
Interest rate instruments	1,967,705	350,295	(1,328,145)	(6,719)
Metals	(73,026)	(4,853)	1,422,194	170,558
Total futures contracts	2,655,072	(300,841)	1,992,482	189,664

Forward currency contracts	(117,334)	(80,294)	(358,113)	(42,771)

Total futures and forward currency contracts	$2,537,738	$(381,135)	$1,634,369	$146,893

For the years ended December 31, 2014 and 2013, the number of futures contracts closed was 25,090 and 37,659, respectively, and the number of forward currency contracts closed was 463 and 2,104, respectively.

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

At December 31, 2014 and 2013, the General Partner had an investment of 7,460.6309 units valued at $836,215 and $794,660, respectively.

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

To meet margin requirements, the Fund deposits funds with its brokers, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with its brokers. At December 31, 2014 and 2013, the Fund had margin deposit requirements of $2,007,712 and $4,038,995, respectively.

7.	Administrative and Offering Expenses

The Fund reimburses the General Partner for actual monthly administrative expenses paid to various third-party service providers, including the General Partner, up to 1/12th of 0.95% of the Fund’s month-end net asset value, payable in arrears. Actual administrative expenses may vary; however, such administrative expenses will not exceed 0.95% of the Fund’s month-end net asset value per annum. The administrative expenses include legal, accounting, clerical and other back office related expenses related to the administration of the Fund and all other associated costs incurred by the Fund. For the years ended December 31, 2014 and 2013, actual administrative expenses were $997,724 and $909,095, respectively. Such amounts are presented as administrative expenses in the statements of operations.

During the years ended December 31, 2014 and 2013, the General Partner absorbed administrative expenses in excess of the 0.95% limitation of $737,496 and $513,063, respectively. Such amounts are included in administrative and offering expenses waived in the statements of operations.

At December 31, 2014 and 2013, $18,422 and $26,737, respectively, were payable to the General Partner for administrative expenses incurred on behalf of the Fund and not waived by the General Partner. Such amounts are presented as administrative expenses payable – General Partner in the statements of financial condition.

The Fund reimburses the General Partner for actual ongoing offering expenses, up to 1/12th of 0.75% of the Fund’s month-end net asset value pro rata for each Series of Units except for the General Partner and Series C Units, payable monthly in arrears. Actual ongoing offering expenses in excess of this limitation are absorbed by the General Partner. For the years ended December 31, 2014 and 2013, actual offering expenses were $340,632 and $487,245, respectively. Such amounts are presented as offering expenses in the statements of operations.

During the years ended December 31, 2014 and 2013, the General Partner absorbed offering expenses in excess of the 0.75% limitation of $159,111 and $202,363, respectively. Such amounts are included in administrative and offering expenses waived in the statements of operations. At December 31, 2014 and 2013, $12,550 and $19,163, respectively, were payable to the General Partner for offering expenses incurred on behalf of the Fund and not waived by the General Partner. Such amounts are presented as offering expenses payable – General Partner in the statements of financial condition.

8.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement, subject to a minimum investment of $10,000. Subscriptions into and redemptions out of the Fund occur weekly. Each series of units will be offered to the public as of the open of business on each Wednesday at the net asset value per Unit of the relevant series at the close of the preceding business day. At December 31, 2014 and 2013, the Fund received advance subscriptions of $96,868 and $62,372, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to year-end.

The Fund is not required to make distributions, but may do so at the sole discretion of the General Partner. Redemptions may be made by a limited partner as of the close of business day each Tuesday at the net asset value of the redeemed Units (or portion thereof) on that day.

Series A Units redeemed prior to the first anniversary of the subscription date are subject to a redemption fee equal to the product of (i) 2% of the subscription price for such Series A Units on the subscription date, divided by 52 (ii) multiplied by the number of weeks remaining before the first anniversary of the subscription date. Series B, C and I Units are not subject to the redemption fee. During 2014 and 2013, these redemption fees were negligible.

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

Purchase and sale of futures contracts requires margin deposits with futures brokers. Additional deposits may be necessary for any loss of contract value. The Commodity Exchange Act (“CEAct”) requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury securities) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than (or none of) the total cash and other property deposited. The Fund uses SG Americas Securities, LLC (formerly Newedge USA, LLC) and J. P. Morgan Securities, LLC as its futures brokers and Société Générale Newedge UK Limited (formerly Newedge UK Finance Limited) as its forward currency counterparty.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises. The following table presents the exposure at December 31, 2014.

Country or Region	U.S. Treasury Securities	Asset Backed Securities	Commercial Paper	Corporate Notes	Total	% of Partners' Capital (Net Asset Value)
United States	$7,494,891	$445,395	$1,279,865	$4,327,524	$13,547,675	58.18%
Netherlands	—	—	—	353,929	353,929	1.52%
Japan	—	—	249,966	—	249,966	1.07%
Mexico	—	—	—	200,797	200,797	0.86%
British Virgin Islands	—	—	—	199,587	199,587	0.86%
Canada	—	—	—	198,774	198,774	0.85%
Spain	—	—	—	152,257	152,257	0.65%
Total	$7,494,891	$445,395	$1,529,831	$5,432,868	$14,902,985	63.99%

The following table presents the exposure at December 31, 2013.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Certificates of Deposit	Total	% of Partners' Capital (Net Asset Value)
United States	$8,395,413	$1,499,844	$5,677,092	$250,730	$15,823,079	47.15%
Netherlands	—	—	708,392	—	708,392	2.11%
Japan	—	449,870	—	—	449,870	1.34%
United Kingdom	—	—	315,637	—	315,637	0.94%
Canada	—	—	302,572	—	302,572	0.90%
France	—	249,960	—	—	249,960	0.74%
Denmark	—	—	225,905	—	225,905	0.67%
British Virgin Islands	—	—	200,115	—	200,115	0.60%
Singapore	—	99,999	—	—	99,999	0.30%
Total	$8,395,413	$2,299,673	$7,429,713	$250,730	$18,375,529	54.75%

10.	Indemnifications

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

The following information presents per Unit operating performance results and other supplemental financial ratios for the years ended December 31, 2014 and 2013. This information has been derived from information presented in the financial statements for limited partner Units and assumes that a Unit is outstanding throughout the entire year:

	2014				2013
	Series A Units	Series B Units	Series C Units	Series I Units	Series A Units	Series B Units	Series C Units	Series I Units
Per Unit Operating Performance
Net asset value per Unit at beginning of year	$71.08	$81.62	$91.11	$95.67	$73.18	$82.73	$91.11	$96.38

Gain (loss) from trading (1)	6.35	7.24	8.39	8.34	2.67	3.07	3.47	3.56
Net investment income (loss) (1)	(5.85)	(5.37)	(5.04)	(5.52)	(4.77)	(4.18)	(3.47)	(4.27)
Total gain (loss) from operations	0.50	1.87	3.35	2.82	(2.10)	(1.11)	—	(0.71)
Net asset value per Unit at end of year	$71.58	$83.49	$94.46	$98.49	$71.08	$81.62	$91.11	$95.67

Total return	0.70%	2.29%	3.67%	2.94%	(2.86)%	(1.34)%	0.01%	(0.74)%

Other Financial Ratios
Ratios to average net asset value
Net total expenses	8.67%	6.93%	5.81%	6.13%	6.90%	5.40%	4.13%	4.75%
Net investment loss (2) (3)	(8.48)%	(6.73)%	(5.62)%	(5.91)%	(6.58)%	(5.07)%	(3.81)%	(4.42)%

Total returns are calculated based on the change in value of a Series A, Series B, Series C or Series I Units during the year. An individual limited partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

(1)	The net investment income (loss) per unit is calculated by dividing the net investment income (loss) by the average number of Series A, B, C or I Units outstanding during the year/period. Gain (loss) from futures and forwards trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information. Such balancing amount may differ from the calculation of gain (loss) from futures and forwards trading per unit due to the timing of trading gains and losses during the year relative to the number of units outstanding.
(2)	All of the ratios under Other Financial Ratios are computed net of involuntary waivers of administrative and offering expenses. For the years ended December 31, 2014 and 2013, the ratios are net of 2.68% and 1.24% effect of waived administrative expenses, respectively. For the years ended December 31, 2014 and 2013, the ratios are net of 0.65% and 0.53% effect of waived offering expenses, respectively.
(3)	The net investment income (loss) includes interest income and excludes realized and change in unrealized gain (loss) from futures and forwards trading activities as shown on the statements of operations. The total amount is then reduced by all expenses, excluding brokerage commissions, which are included in net gain (loss) from futures and forwards trading on the statements of operations. The resulting amount is divided by the average net asset value for the year.

12.	Subsequent Events

From January 1 to February 28, 2015, there were $232,211 of contributions and $715,238 of redemptions from the Fund.

