Form 10-Q
period 2015-03-31
SENECA GLOBAL FUND, L.P.
filed 2015-05-15
CIK 1414581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes  ☐   No ☒

Part I: Financial Information

Item 1. Financial Statements

Seneca Global Fund, L.P.

Statements of Financial Condition

March 31, 2015 (Unaudited) and December 31, 2014 (Audited)

	March 31, 2015	December 31, 2014
Assets
Equity in broker trading accounts
Cash	$4,823,603	$5,200,629
Net unrealized gain (loss) on open futures contracts	518,113	865,785
Net unrealized gain (loss) on open forward currency contracts	1,039	(74,851)
Total equity in broker trading accounts	5,342,755	5,991,563
Cash and cash equivalents	3,980,474	3,479,863
Investments in securities, at fair value	14,403,580	14,902,985
Total assets	$23,726,809	$24,374,411

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fee payable	$35,021	$33,513
Trading Advisor incentive fees payable	228,993	425,408
Commissions and other trading fees payable on open contracts	3,604	3,041
Cash Manager fees payable	4,793	4,976
General Partner fee payable	27,543	28,103
Selling Agent fees payable – General Partner	16,438	16,781
Administrative expenses payable – General Partner	18,058	18,422
Offering expenses payable – General Partner	12,075	12,550
Broker dealer custodial fee payable – General Partner	1,569	1,824
Broker dealer servicing fee payable – General Partner	1,727	1,768
Redemptions payable	106,205	442,664
Subscriptions received in advance	14,068	96,868
Total liabilities	470,094	1,085,918
Partners’ Capital (Net Asset Value)
General Partner Units – 7,460.6309 units outstanding at
March 31, 2015 and December 31, 2014	873,716	836,215
Series A Units – 129,479.2264 and 141,154.3626 units outstanding
at March 31, 2015 and December 31, 2014, respectively	9,577,151	10,103,311
Series B Units – 47,974.8123 and 54,209.8546 units outstanding
at March 31, 2015 and December 31, 2014, respectively	4,155,058	4,525,734
Series C Units – 33,391.1783 and 26,534.5412 units outstanding
at March 31, 2015 and December 31, 2014, respectively	3,283,248	2,506,469
Series I Units – 52,456.4590 and 53,985.4271 units outstanding
at March 31, 2015 and December 31, 2014, respectively	5,367,542	5,316,764
Total partners’ capital (net asset value)	23,256,715	23,288,493
Total liabilities and partners’ capital (net asset value)	$23,726,809	$24,374,411

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments

March 31, 2015

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$1,600,000	4/30/15	U.S. Treasury Note	0.13%	$1,600,590	6.88%
750,000	5/31/15	U.S. Treasury Note	0.25%	750,687	3.23%
525,000	7/15/15	U.S. Treasury Note	0.25%	525,543	2.27%
100,000	8/31/15	U.S. Treasury Note	0.38%	100,146	0.43%
50,000	11/15/15	U.S. Treasury Note	0.38%	50,123	0.22%
500,000	11/30/15	U.S. Treasury Note	1.38%	506,171	2.18%
500,000	1/15/16	U.S. Treasury Note	0.38%	500,902	2.15%
200,000	2/29/16	U.S. Treasury Note	0.25%	200,028	0.86%
1,000,000	3/15/16	U.S. Treasury Note	0.38%	1,001,189	4.30%
500,000	3/31/16	U.S. Treasury Note	0.38%	500,474	2.15%
500,000	3/31/16	U.S. Treasury Note	2.38%	510,306	2.19%
500,000	4/15/16	U.S. Treasury Note	0.25%	500,303	2.15%
250,000	7/31/16	U.S. Treasury Note	1.50%	254,274	1.09%
Total U.S. Treasury securities (cost: $7,006,830)				7,000,736	30.10%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks and Diversified Financial Services
$230,000	4/7/15	DCAT, LLC	0.26%	229,990	0.99%
250,000	6/15/15	Mitsubishi UFJ Trust & Banking Corp. (USA)	0.24%	249,875	1.07%
150,000	5/11/15	MUFG Union Bank, NA	0.17%	149,972	0.65%
Beverages
250,000	4/22/15	Bacardi USA, Inc.	0.49%	249,929	1.07%
Energy
250,000	4/14/15	Motiva Enterprises LLC	0.56%	249,949	1.07%
Non-profit
150,000	6/9/15	Salvation Army National Corporation	0.15%	149,957	0.65%
Total U.S. commercial paper (cost: $1,279,538)				1,279,672	5.50%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$250,000	4/13/15	Sumitomo Mitsui Bank	0.24%	249,980	1.07%
Total foreign commercial paper (cost: $249,850)				249,980	1.07%
Total commercial paper (cost: $1,529,388)				1,529,652	6.57%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$200,000	12/15/16	Rockwell Collins, Inc.	0.62%	200,215	0.86%
Automotive
200,000	8/11/15	American Honda Finance Corporation	1.00%	200,758	0.86%
300,000	3/2/18	Daimler Finance North America LLC	0.68%	300,770	1.29%
200,000	1/9/18	Ford Motor Credit Company LLC	1.19%	201,143	0.86%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

March 31, 2015

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Banks
$150,000	4/1/15	Bank of America	4.50%	$153,390	0.66%
150,000	3/22/16	Bank of America	1.08%	150,686	0.65%
350,000	4/1/16	Citigroup Inc.	1.30%	353,287	1.52%
150,000	7/22/15	Goldman Sachs Group, Inc.	0.66%	150,219	0.65%
200,000	2/26/16	JPMorgan Chase & Co.	0.88%	200,686	0.86%
100,000	10/15/15	Morgan Stanley	0.73%	100,245	0.43%
100,000	4/29/16	Morgan Stanley	3.80%	104,594	0.45%
275,000	2/9/18	MUFG Americas Holdings Corporation	0.83%	276,064	1.19%
Beverages
175,000	1/27/17	Anheuser-Busch Inbev Finance Inc.	1.13%	176,061	0.76%
Energy
150,000	12/1/17	Kinder Morgan, Inc.	2.00%	150,808	0.65%
150,000	2/1/16	ONEOK Partners, LP	3.25%	152,700	0.66%
250,000	7/15/16	Pioneer Natural Resources Company	5.88%	266,851	1.15%
Healthcare
170,000	9/26/16	Ventas Realty, LP	1.55%	170,887	0.73%
225,000	4/1/18	Zimmer Holdings, Inc.	2.00%	226,788	0.98%
Insurance
100,000	10/18/16	American International Group, Inc.	5.60%	109,176	0.47%
200,000	9/30/15	Jackson National Life Global Funding	0.62%	200,261	0.86%
Manufacturing
345,000	3/3/17	Caterpillar Financial Services Corporation	0.49%	344,757	1.47%
Media
100,000	4/30/15	NBCUniversal Media, LLC	3.65%	101,807	0.44%
100,000	4/15/16	NBCUniversal Media, LLC	0.79%	100,077	0.43%
Telecommunications
75,000	9/15/16	Verizon Communications Inc.	1.80%	76,421	0.33%
Total U.S. corporate notes (cost: $4,474,479)				4,468,651	19.21%

Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$150,000	9/25/15	ING Bank NV	2.00%	150,550	0.66%
Energy
200,000	5/9/16	CNOOC Finance (2013) Limited	1.13%	200,482	0.86%
200,000	6/2/17	Enbridge Inc.	0.71%	197,679	0.85%
Pharmaceutical
210,000	3/12/18	Actavis Funding SCS	1.35%	212,635	0.91%
Transportation
200,000	10/28/16	Kansas City Southern de Mexico, SA de CV	0.96%	200,855	0.86%
Total foreign corporate notes (cost: $964,244)				962,201	4.14%
Total corporate notes (cost: $5,438,723)				5,430,852	23.35%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

March 31, 2015

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
$30,118	10/20/16	Ally Auto Receivables Trust 2014-SN1	0.52%	$30,106	0.13%
50,000	6/20/17	Capital Auto Receivables Asset Trust 2013-1	0.79%	50,049	0.22%
20,000	7/20/17	Capital Auto Receivables Asset Trust 2015-1	0.60%	19,979	0.09%
15,000	4/16/18	Santander Drive Auto Receivables Trust 2014-5	0.57%	14,990	0.06%
Credit Card
50,000	1/15/20	BA Credit Card Trust	0.46%	49,972	0.21%
100,000	10/16/17	Chase Issuance Trust	0.32%	99,944	0.43%
Other
50,000	7/20/19	GE Dealer Floorplan Master Note	0.56%	49,866	0.21%
55,000	8/15/17	Volvo Financial Equip LLC Series 2012-1	1.51%	55,170	0.24%
Student Loan
72,031	8/15/23	SLM Private Educ Loan Trust 2012-C	1.27%	72,264	0.31%
Total asset backed securities (cost: $442,895)				442,340	1.90%

Total investments in securities (cost: $14,417,836)				$14,403,580	61.92%

Long U.S. Futures Contracts
		Agricultural commodities		$(14,144)	(0.06)%
		Currencies		(2,145)	(0.01)%
		Energy		(6,164)	(0.03)%
		Equity indices		4,661	0.02%
		Interest rate instruments[2]		243,265	1.05%
		Metals		8,629	0.04%
Net unrealized gain (loss) on open long U.S. futures contracts				234,102	1.01%

Short U.S. Futures Contracts
		Agricultural commodities		51,011	0.22%
		Currencies		24,661	0.11%
		Energy		70,687	0.30%
		Equity indices		(4,129)	(0.02)%
		Interest rate instruments		(11,804)	(0.05)%
		Metals		(74,999)	(0.32)%
Net unrealized gain (loss) on open short U.S. futures contracts				55,427	0.24%

Total U.S. futures contracts - net unrealized gain (loss) on open U.S. futures contracts				289,529	1.25%

Long Foreign Futures Contracts
		Agricultural commodities		(5,201)	(0.02)%
		Equity indices		43,727	0.19%
		Interest rate instruments		215,190	0.92%
Net unrealized gain (loss) on open long foreign futures contracts				253,716	1.09%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

March 31, 2015

(Unaudited)

Description	Fair Value	% of Partners' Capital (Net Asset Value)
Short Foreign Futures Contracts
Equity indices	$97	0.00%
Interest rate instruments	(25,229)	(0.11)%
Net unrealized gain (loss) on open short foreign futures contracts	(25,132)	(0.11)%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	228,584	0.98%

Net unrealized gain (loss) on open futures contracts	$518,113	2.23%

OPEN FORWARD CURRENCY CONTRACTS
Foreign Forward Currency Contracts
Long	$(8,022)	(0.03)%
Short	9,061	0.03%
Net unrealized gain (loss) on open foreign forward currency contracts	1,039	0.00%

Net unrealized gain (loss) on open forward currency contracts	$1,039	0.00%

1 Represents the annualized yield at date of purchase for discount securities or the stated coupon rate for coupon-bearing securities.

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

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

December 31, 2014

(Audited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Transportation
$200,000	10/28/16	Kansas City Southern de Mexico, S.A. de C.V.	0.93%	$200,797	0.86%
Total foreign corporate notes (cost: $1,115,180)				1,105,344	4.75%
Total corporate notes (cost: $5,457,225)				5,432,868	23.33%

Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
$39,789	10/20/16	Ally Auto Receivables Trust 2014-SN1	0.52%	39,793	0.17%
50,000	6/20/17	Capital Auto Receivables Asset Trust 2013-1	0.79%	50,028	0.21%
15,000	4/16/18	Santander Drive Auto Receivables Trust 2014-5	0.56%	15,004	0.06%
Credit Card
50,000	1/15/20	BA Credit Card Trust	0.45%	49,949	0.21%
100,000	10/16/17	Chase Issuance Trust	0.31%	99,910	0.44%
Other
50,000	7/20/19	GE Dealer Floorplan Master Note	0.55%	49,911	0.21%
55,000	8/15/17	Volvo Financial Equip LLC Series 2012-1	1.51%	55,273	0.24%
Student Loan
85,218	8/15/23	SLM Private Educ Loan Trust 2012-C	1.26%	85,527	0.37%
Total asset backed securities (cost: $445,962)				445,395	1.91%

Total investments in securities (cost: $14,946,889)				$14,902,985	63.99%

OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
		Agricultural commodities		$(11,462)	(0.05)%
		Currencies		(7,530)	(0.03)%
		Energy		(51,681)	(0.22)%
		Equity indices		97,975	0.42%
		Interest rate instruments		(4,299)	(0.02)%
		Metals		(46,499)	(0.20)%
Net unrealized gain (loss) on open long U.S. futures contracts				(23,496)	(0.10)%

 The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

December 31, 2014

(Audited)

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

OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long	$(108)	(0.00)%
Short	106	0.00%
Net unrealized gain (loss) on open U.S. forward currency contracts	(2)	(0.00)%

Foreign Forward Currency Contracts
Long	29,476	0.13%
Short	(104,325)	(0.45)%
Net unrealized gain (loss) on open foreign forward currency contracts	(74,849)	(0.32)%

Net unrealized gain (loss) on open forward currency contracts	$(74,851)	(0.32)%

1 Represents the annualized yield at date of purchase for discount securities or the stated coupon rate for coupon-bearing securities.

2 No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

 The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Statements of Operations

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Trading Gain (Loss) from Futures and Forwards
Net realized gain (loss)	$1,646,684	$(330,606)
Net change in unrealized gain (loss)	(271,782)	(579,494)
Brokerage commissions and trading expenses	(11,822)	(26,096)
Net gain (loss) from futures and forwards trading	1,363,080	(936,196)

Net Investment Income (Loss)
Income (loss)
Interest income	34,436	48,107
Net realized and change in unrealized gain (loss) on securities	(3,342)	(28,086)
Total income (loss)	31,094	20,021
Expenses
Trading Advisor management fees	88,428	97,850
Trading Advisor incentive fees	228,993	—
Cash Manager fees	4,856	5,901
General Partner fee	84,531	113,797
Selling Agent fees – General Partner	50,869	54,142
Broker dealer custodial fee – General Partner	5,078	7,956
Broker dealer servicing fee – General Partner	5,318	5,866
Administrative expenses – General Partner	278,075	257,997
Offering expenses – General Partner	86,516	81,478
Total expenses	832,664	624,987
Administrative and offering expenses waived	(271,608)	(213,674)
Net total expenses	561,056	411,313
Net investment income (loss)	(529,962)	(391,292)
Net Income (Loss)	$833,118	$(1,327,488)

	Series A	Series B	Series C	Series I	General Partner
Three Months Ended March 31, 2015
Increase (decrease) in net asset value per unit	$2.39	$3.12	$3.87	$3.83	$5.03
Net income (loss) per unit†	$2.42	$3.01	$3.60	$3.84	$5.03
Weighted average number of units outstanding	138,288.6167	51,529.2699	27,886.8703	53,483.7176	7,460.6309

Three Months Ended March 31, 2014
Increase (decrease) in net asset value per unit	$(3.11)	$(3.28)	$(3.36)	$(3.70)	$(3.54)
Net income (loss) per unit†	$(3.13)	$(3.34)	$(3.37)	$(3.85)	$(3.54)
Weighted average number of units outstanding	158,051.5727	82,439.8621	29,912.6323	111,569.3108	7,460.6309

† Based on weighted average number of units outstanding during the period.

 The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Statements of Cash Flows

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income (loss)	$833,118	$(1,327,488)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Net change in unrealized (gain) loss from futures and forwards trading	271,782	579,494
Purchases of securities and certificates of deposit	(6,511,095)	(7,967,202)
Proceeds from disposition of securities	7,007,158	8,633,223
Net realized and change in unrealized (gain) loss in securities and certificates of deposit	3,342	28,086
Changes in
Trading Advisor management fee payable	1,508	(13,038)
Trading Advisor incentive fee payable	(196,415)	(112,352)
Commissions and other trading expenses payable on open contracts	563	(1,132)
Cash Manager fees payable	(183)	(212)
General Partner fee payable	(560)	(4,885)
Selling Agent fees payable – General Partner	(343)	(1,971)
Administrative expenses payable – General Partner	(364)	(3,142)
Offering expenses payable – General Partner	(475)	(2,560)
Broker dealer custodial fee payable – General Partner	(255)	(432)
Broker dealer servicing fee payable – General Partner	(41)	(167)
Net cash provided by (used in) operating activities	1,407,740	(193,778)

Cash flows from financing activities
Subscriptions	266,443	636,599
Subscriptions received in advance	14,068	53,421
Redemptions	(1,564,666)	(3,899,546)
Net cash provided by (used in) financing activities	(1,284,155)	(3,209,526)

Net increase (decrease) in cash and cash equivalents	123,585	(3,403,304)
Cash and cash equivalents, beginning of period	8,680,492	15,314,416
Cash and cash equivalents, end of period	$8,804,077	$11,911,112

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$4,823,603	$8,266,098
Cash and cash equivalents	3,980,474	3,645,014
Total end of period cash and cash equivalents	$8,804,077	$11,911,112

Supplemental disclosure of cash flow information
Prior period redemptions paid	$442,664	$934,506
Prior period subscriptions received in advance	$96,868	$62,372

Supplemental schedule of non-cash financing activities
Redemptions payable	$106,205	$179,872

 The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Statements of Changes in Partners’ Capital (Net Asset Value)

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	Series A		Series B		Series C		Series I		General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Three Months Ended March 31, 2015
Balance at December 31, 2014	141,154.3626	$10,103,311	54,209.8546	$4,525,734	26,534.5412	$2,506,469	53,985.4271	$5,316,764	7,460.6309	$836,215	$23,288,493
Net income (loss)		334,409		155,322		100,396		205,490		37,501	833,118
Subscriptions	4,190.1225	305,511	—	—	—	—	585.5122	57,800	—	—	363,311
Redemptions	(4,905.1029)	(355,482)	(6,235.0423)	(525,998)	(1,394.8138)	(134,215)	(2,114.4803)	(215,512)	—	—	(1,228,207)
Transfers	(10,960.1558)	(810,598)	—	—	8,251.4509	810,598	—	—	—	—	—
Balance at March 31, 2015	129,479.2264	$9,577,151	47,974.8123	$4,155,058	33,391.1783	$3,283,248	52,456.4590	$5,367,542	7,460.6309	$873,716	$23,256,715

Three Months Ended March 31, 2014
Balance at December 31, 2013	164,417.4673	$11,687,076	86,507.9830	$7,060,706	27,732.4319	$2,526,789	120,105.4790	$11,490,470	7,460.6309	$794,660	$33,559,701
Net income (loss)		(495,334)		(275,529)		(100,749)		(429,449)		(26,427)	(1,327,488)
Subscriptions	7,845.7875	539,996	1,367.7819	109,000	—	—	535.9620	49,975	—	—	698,971
Redemptions	(11,750.5194)	(810,711)	(8,295.0808)	(659,487)	(2,565.2191)	(226,946)	(15,571.1427)	(1,447,768)	—	—	(3,144,912)
Transfers	(5,752.9980)	(402,708)	—	—	4,481.8523	402,708	—	—	—	—	—
Balance at March 31, 2014	154,759.7374	$10,518,319	79,580.6841	$6,234,690	29,649.0651	$2,601,802	105,070.2983	$9,663,228	7,460.6309	$768,233	$29,786,272

	Net Asset Value per Unit
	Series A	Series B	Series C	Series I	General Partner
March 31, 2015	$73.97	$86.61	$98.33	$102.32	$117.11
December 31, 2014	71.58	83.49	94.46	98.49	112.08
March 31, 2014	67.97	78.34	87.75	91.97	102.97
December 31, 2013	71.08	81.62	91.11	95.67	106.51

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

 Significant Accounting Policies

Accounting Principles

The Fund’s financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The Fund is an investment company and follows accounting and reporting guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946, Financial Services – Investment Companies.

Use of Estimates

Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

Futures, forward currency contracts and investments in securities are recorded on a trade date basis, and gains or losses are realized when contracts/positions are liquidated. Realized gains and losses on investments in securities are determined on a specific identification basis and are included in net realized and change in unrealized gain (loss) in the statements of operations. Unrealized gains and losses on open contracts (the difference between contract trade price and fair value) are reported in the statements of financial condition as net unrealized gain or loss, as there exists a right of offset of any unrealized gains or losses. The difference between cost and the fair value of open investments in securities is reflected as unrealized gain or loss on investments in. Any change in net unrealized gain or loss from the preceding period is reported in the statements of operations. Interest income earned on investments in securities and other cash and cash equivalent balances is recorded on an accrual basis.

Fair Value of Financial Instruments

Financial instruments are recorded at fair value, the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Assets and liabilities recorded at fair value are classified within a fair value hierarchy based upon the level of judgment associated with the inputs used to measure their value. This fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels of the fair value hierarchy are described below:

▪ Level 1 –	Fair value is based on unadjusted quoted prices for identical instruments in active markets. Financial instruments using Level 1 inputs include futures contracts, money market funds and U.S. Treasury securities.

▪ Level 2 –	Fair value is based on quoted prices for similar instruments in active markets and inputs other than quoted prices that are observable for the financial instrument, such as interest rates and yield curves that are observable at commonly quoted intervals using a market approach. Financial instruments using Level 2 inputs include forward currency contracts, commercial paper, corporate notes, asset backed securities and U.S. and foreign government sponsored enterprise notes.

▪ Level 3 –	Fair value is based on valuation techniques in which one or more significant inputs are unobservable. The Fund has no financial instruments using Level 3 inputs.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the periods ended March 31, 2015 and December 31, 2014, there were no such transfers between levels.

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

U.S. Treasury securities are recorded at fair value based on bid and ask quotes for identical instruments. Commercial paper, corporate notes, asset backed securities and U.S. and foreign government sponsored enterprise notes are recorded at fair value based on bid and ask quotes for similar, but not identical, instruments. Accordingly, U.S. Treasury securities are classified within Level 1, and commercial paper, corporate notes, asset backed securities and U.S. and foreign government sponsored enterprise notes are classified within Level 2.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through March 31, 2015. With few exceptions, the Fund is no longer subject to U.S. or state and local income tax examinations by tax authorities for years before 2011.

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

Reclassification

Certain amounts in the 2014 financial statements may have been reclassified to conform to the 2015 presentation without affecting previously reported partners’ capital (net asset value).

2.	Fair Value Disclosures

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At March 31, 2015
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$518,113	$—	$518,113
Net unrealized gain (loss) on open forward currency contracts*	—	1,039	1,039
Cash and cash equivalents:
Money market fund	1,348,242	—	1,348,242
Investments in securities:
U.S. Treasury securities*	7,000,736	—	7,000,736
Asset backed securities*	—	442,340	442,340
Commercial paper*	—	1,529,652	1,529,652
Corporate notes*	—	5,430,852	5,430,852
Total	$8,867,091	$7,403,883	$16,270,974

*See the condensed schedule of investments for further description.

At December 31, 2014
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$865,785	$—	$865,785
Net unrealized gain (loss) on open forward currency contracts*	—	(74,851)	(74,851)
Cash and cash equivalents:
Money market fund	851,036	—	851,036
Investments in securities:
U.S. Treasury securities*	7,494,891	—	7,494,891
Asset backed securities*	—	445,395	445,395
Commercial paper*	—	1,529,831	1,529,831
Corporate notes*	—	5,432,868	5,432,868
Total	$9,211,712	$7,333,243	$16,544,955

*See the condensed schedule of investments for further description.

There were no Level 3 holdings at March 31, 2015 and December 31, 2014 or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which were designated as hedging instruments. At March 31, 2015, the Fund’s derivative contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts: Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$68,528	$(36,862)	$31,666
Currencies	66,502	(43,986)	22,516
Energy	75,713	(11,190)	64,523
Equity indices	99,469	(55,113)	44,356
Interest rate instruments	479,631	(58,209)	421,422
Metals	15,335	(81,705)	(66,370)
Net unrealized gain (loss) on open futures contracts	$805,178	$(287,065)	$518,113

Net unrealized gain (loss) on open forward currency contracts	$33,556	$(32,517)	$1,039

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at March 31, 2015 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
JP Morgan Securities, LLC	$1,722	$—	$—	$1,722
Société Générale Newedge UK Limited*	1,039	—	—	1,039
SG Americas Securities, LLC**	516,391	—	—	516,391
Total	$519,152	$—	$—	$519,152

*formerly Newedge UK Financial Ltd

**formerly Newedge USA, LLC

At March 31, 2015, there were 1,423 open futures contracts and 49 open forward currency contracts. For the three months ended March 31, 2015, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended March 31, 2015
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(37,143)	$24,873
Currencies	468,862	(114,392)
Energy	107,009	(124,247)
Equity indices	738,226	(91,997)
Interest rate instruments	616,246	32,345
Metals	(153,919)	(74,254)
Total futures contracts	1,739,281	(347,672)

Forward currency contracts	(104,027)	75,890
Total futures and forward currency contracts	$1,635,254	$(271,782)

For the three months ended March 31, 2015 the number of futures contracts closed were 3,903 and the number of forward currency contracts closed were 107.

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

*formerly Newedge UK Financial Ltd

**formerly Newedge USA, LLC

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

For the three months ended March 31, 2014, the number of futures contracts closed was 7,316 and the number of forward currency contracts closed was 124.

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

At March 31, 2015 and December 31, 2014, the General Partner had an investment of 7,460.6309 units valued at $873,716 and $836,215, respectively.

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

To meet margin requirements, the Fund deposits funds with its brokers, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with its brokers. At March 31, 2015 and December 31, 2014, the Fund had margin requirements of $2,487,147 and $2,007,712.

7.	Administrative and Offering Expenses

The Fund reimburses the General Partner for actual monthly administrative expenses paid to various third-party service providers, including the General Partner, up to 1/12th of 0.95% of the Fund’s month-end net asset value, prorated for partial months and adjusted for weekly subscriptions and redemptions and payable monthly in arrears. Actual administrative expenses may vary; however, such administrative expenses will not exceed 0.95% of the Fund’s average annual net asset value. The administrative expenses include legal, accounting, clerical and other back office related expenses related to the administration of the Fund and all other associated costs incurred by the Fund. For the three months ended March 31, 2015 and 2014, actual administrative expenses were $278,075 and $257,997, respectively. Such amounts are presented as administrative expenses in the statements of operations.

During the three months ended March 31, 2015 and 2014, the General Partner absorbed administrative expenses in excess of the 0.95% limitation of $222,508 and $184,089, respectively. Such amounts are included in administrative and offering expenses waived in the statements of operations. At March 31, 2015 and December 31, 2014, $18,058 and $18,422, respectively, were payable to the General Partner for administrative expenses incurred on behalf of the Fund and not waived by the General Partner. Such amounts are presented as administrative expenses payable – General Partner in the statements of financial condition.

The Fund reimburses the General Partner for actual ongoing offering expenses, up to 1/12th of 0.75% of the Fund’s month-end net asset value pro rata for each Series of Units except for the General Partner and Series C Units, prorated for partial months and adjusted for weekly subscriptions and redemptions and payable monthly in arrears. Actual ongoing offering expenses in excess of this limitation are absorbed by the General Partner. For the three months ended March 31, 2015 and 2014, actual offering expenses were $86,516 and $ 81,478, respectively. Such amounts are presented as offering expenses in the statements of operations.

During the three months ended March 31, 2015 and 2014, the General Partner absorbed offering expenses in excess of the 0.75% limitation of $49,100 and $29,585, respectively. Such amounts are included in administrative and offering expenses waived in the statements of operations. At March 31, 2015 and December 31, 2014, $12,075 and $12,550, respectively, were payable to the General Partner for offering expenses incurred on behalf of the Fund and not waived by the General Partner. Such amounts are presented as offering expenses payable – General Partner in the statements of financial condition.

8.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement, subject to a minimum investment of $10,000. Subscriptions into and redemptions out of the Fund occur weekly. Each series of units will be offered to the public as of the open of business on each Wednesday at the net asset value per Unit of the relevant series at the close of the preceding business day. At March 31, 2015 and December 31, 2014, the Fund received advance subscriptions of $14,068 and $96,868, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to the end of the respective quarter.

The Fund is not required to make distributions, but may do so at the sole discretion of the General Partner. Redemptions may be made by a limited partner as of the close of business day each Tuesday at the net asset value of the redeemed Units (or portion thereof) on that day.

Series A Units redeemed prior to the first anniversary of the subscription date are subject to a redemption fee equal to the product of (i) 2% of the subscription price for such Series A Units on the subscription date divided by 52 (ii) multiplied by the number of weeks remaining before the first anniversary of the subscription date. Series B, C and I Units are not subject to the redemption fee. For the three months ended March 31, 2015 and 2014, these redemption fees were negligible.

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

Through its investments in debt securities, the Fund has exposure to U.S. and foreign enterprises.  The following table presents the exposure at March 31, 2015.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners' Capital (Net Asset Value)
United States	$7,000,736	$1,279,672	$4,468,651	$442,340	$13,191,399	56.73%
Japan	—	249,980	—	—	249,980	1.07%
Luxembourg	—	—	212,635	—	212,635	0.91%
Mexico	—	—	200,855	—	200,855	0.86%
British Virgin Islands	—	—	200,482	—	200,482	0.86%
Canada	—	—	197,679	—	197,679	0.85%
Netherlands	—	—	150,550	—	150,550	0.65%
Total	$7,000,736	$1,529,652	$5,430,852	$442,340	$14,403,580	61.93%

The following table presents the exposure at December 31, 2014.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners' Capital (Net Asset Value)
United States	$7,494,891	$1,279,865	$4,327,524	$445,395	$13,547,675	58.18%
Netherlands	—	—	353,929	—	353,929	1.52%
Japan	—	249,966	—	—	249,966	1.07%
Mexico	—	—	200,797	—	200,797	0.86%
British Virgin Islands	—	—	199,587	—	199,587	0.86%
Canada	—	—	198,774	—	198,774	0.85%
Spain	—	—	152,257	—	152,257	0.65%
Total	$7,494,891	$1,529,831	$5,432,868	$445,395	$14,902,985	63.99%

10.	Indemnifications

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

The statement of financial condition, including the condensed schedule of investments, at March 31, 2015, the statements of operations for the three months ended March 31, 2015 and 2014, the statements of cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2015 and 2014, and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at March 31, 2015, results of operations for the three months ended March 31, 2015 and 2014, cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2015 and 2014. The results of operations for the three months ended March 31, 2015 and 2014 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

12.	Financial Highlights

The following information presents per unit operating performance results and other supplemental financial ratios for the three months ended March 31, 2015 and 2014. This information has been derived from information presented in the financial statements for limited partner units and assumes that a unit is outstanding throughout the entire period:

	Three Months Ended March 31, 2015				Three Months Ended March 31, 2014
	Series A Units	Series B Units	Series C Units	Series I Units	Series A Units	Series B Units	Series C Units	Series I Units
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$71.58	$83.49	$94.46	$98.49	$71.08	$81.62	$91.11	$95.67

Gain (Loss) from trading (1)	4.30	4.97	5.57	5.90	(2.01)	(2.32)	(2.57)	(2.71)
Net investment income (loss) (1)	(1.91)	(1.85)	(1.70)	(2.07)	(1.10)	(0.96)	(0.79)	(0.99)
Total gain (loss) from operations	2.39	3.12	3.87	3.83	(3.11)	(3.28)	(3.36)	(3.70)
Net asset value per Unit at end of period	$73.97	$86.61	$98.33	$102.32	$67.97	$78.34	$87.75	$91.97

Total return (5)	3.34%	3.74%	4.09%	3.90%	(4.38)%	(4.01)%	(3.69)%	(3.87)%

Other Financial Ratios
Ratios to average net asset value
Total expenses	10.98%	9.22%	7.54%	8.74%	6.60%	5.08%	3.79%	4.48%
Net investment income (loss) (2)(3)(4)	(10.45)%	(8.69)%	(7.02)%	(8.21)%	(6.35)%	(4.82)%	(3.53)%	(4.23)%

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

For the three months ended March 31, 2015 and 2014, the ratios are net of 3.80% and 2.34% effect of waived administrative expenses, respectively. For the three months ended March 31, 2015 and 2014, the ratios are net of 0.99% and 0.42% effect of waived offering expenses, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Trading Advisors

The Fund’s current trading advisors are FORT, L.P. (“FORT”), Quantica Capital AG (“Quantica”), Quantitative Investment Management LLC (“QIM”), and Winton Capital Management Ltd (“Winton”). At March 31, 2015, the allocation of trading levels to the Trading Advisors was as follows:

Winton	45%
Quantica	28%
FORT	20%
QIM	7%

The General Partner may cause a trading advisor to trade its allocated Fund assets at a trading level of approximately 0.90 – 1.50 times the trading level normally used by the trading advisor employing its own trading program. Thus, the Fund could experience either greater or less volatility, and greater or less brokerage commission expenses relative to a client who invests at the normal trading level of the trading programs depending on the amount of leverage used.

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

Results of Operations

The returns for Series A, B, C and I Units for the three months ended March 31, 2015 and 2014 were:

Series	2015	2014
A	3.34%	(4.38)%
B	3.74%	(4.01)%
C	4.09%	(3.69)%
I	3.90%	(3.87)%

A discussion of monthly performance for the three months ended March 31, 2015 and 2014 follows:

2015

January

In January, Europe’s economic woes continued to have a major impact on financial markets. In order to combat deflationary pressures, the European Central Bank implemented quantitative easing, committing to purchase €60 billion of government bonds per month for 19 months. This led to further depreciation of the euro and a rally in European stocks. In order to untether itself from the falling euro, the Swiss National Bank made a surprise move to de-peg the Swiss franc, which led to a dramatic 30% intraday spike in its exchange rate. In the U.S., bond yields plummeted, with the 30-year yield hitting a historic low of 2.2%, as foreign buyers plowed into safe haven assets supported by a strong U.S. dollar.

2015 began with a continuation of many of the strong trends seen in the second half of 2014. The Fund made the bulk of its gains in January from long bond positions, particularly in the U.S. In currencies, the Fund profited from a short position in the euro, which more than offset Swiss franc losses. The rebound in gold hurt the Fund’s short position leading to a modest loss in the metals sector. Overall, the Fund finished the month with a gain of 2.62%, 2.76%, 2.87% and 2.81% for Series A, B, C and I Units, respectively.

February

February began with a sell-off in bonds after a strong labor market report in the U.S. led to speculation of interest rate hikes in the second half of the year. Improved growth prospects also stoked a rally in equities, as the S&P 500 made its biggest monthly gain since October 2011. Driven by cold U.S. weather and a falling North American oilrig count, energy prices saw a rebound for the first time since the precipitous decline that began in June 2014. The U.S. dollar continued to appreciate against most major currencies, with the exception of the British pound, which strengthened after the UK saw its eighth straight quarter of positive growth.

The Fund’s largest gains for the month came from its long stock index positions. However, trend reversals in bonds hurt the Fund’s long fixed income positions. In currencies, profits made on declines in the euro and Japanese yen were offset by losses from the rising British pound. Short exposure in energy markets also detracted from performance as oil prices staged a minor recovery. Overall, the Fund finished the month with a loss of 0.47%, 0.34%, 0.23% and 0.29% for Series A, B, C and I Units, respectively.

March

Monetary easing in Europe remained the dominant theme in financial markets in March. The European Central Bank began its bond purchases under its new quantitative easing program, designed to lower borrowing costs and stimulate growth in the region. This pushed down German 10 year bond yields to below 0.2%, and caused the euro to depreciate to its lowest level against the U.S. dollar since 2003. Meanwhile, the U.S. Federal Open Market Committee struck a more dovish tone than the market expected on the timing of interest rate hikes, despite positive labor market trends. In energy markets, a continued supply glut pushed oil prices down to $44 per barrel during the month.

The Fund’s largest gains for the month came from its long fixed income positions, particularly in U.S. short term interest rates and UK gilts. In currencies, short euro positions against the U.S. dollar proved profitable. Short oil positions also contributed positively, taking advantage of the slide in energy prices. Performance in equity indices was flat with gains in Europe and Japan being offset by losses in the U.S. Overall, the Fund finished the month with a gain of 1.18%, 1.31%, 1.42% and 1.36% for Series A, B, C and I Units, respectively.

2014

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

The Fund may invest in U.S. Treasury securities, U.S. and foreign government sponsored enterprise notes, commercial paper, corporate notes and asset backed securities. Should an issuing entity default on its obligation to the Fund and such entity is not backed by the full faith and credit of the U.S. government, the Fund bears the risk of loss of the amount expected to be received. The Fund minimizes this risk by only investing in securities of firms with high quality debt ratings.

Significant Accounting Estimates

A summary of the Fund’s significant accounting policies are included in Note 1 to the Financial Statements.

The Fund’s most significant accounting policy is the valuation of its assets invested in U.S. and foreign futures and forward currency contracts, and fixed income investments. The Fund’s futures contracts are exchange-traded, with the fair value of these contracts based on exchange settlement prices. The fair values of non-exchange-traded contracts, such as forward currency contracts, are based on third-party quoted dealer values on the interbank market. The fair value of money market funds is based quoted market prices for identical shares. U.S. Treasury securities, which are stated at fair value based on quoted market prices for identical assets in an active market. Notes of U.S. and foreign government sponsored enterprises, as well as commercial paper, asset backed securities and corporate notes, are stated at fair value based on quoted market prices for similar assets in an active market. Given the valuation sources, there is little judgment or uncertainty involved in the valuation of these assets, and it is unlikely that materially different amounts would be reported under different valuation methodologies or assumptions.

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

Item 4: Controls and Procedures

The General Partner of the Fund, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at March 31, 2015 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

There has been no change in internal control over financial reporting that occurred during the period ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Part II: Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

A smaller reporting company is not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended March 31, 2015. Under the Partnership Agreement, redemptions may be made by a limited partner as of the close of business day each Tuesday at the net asset value of the redeemed Units (or portion thereof) on that day. Redemptions of Units during the three months ended March 31, 2015 were as follows:

	January	February	March	Total
A Units
Units redeemed	691.5561	1,827.8877	2,385.6591	4,905.1029
Average net asset value per Unit	$72.38	$72.06	$72.81	$72.47

B Units
Units redeemed	296.1276	3,895.0408	2,043.8739	6,235.0423
Average net asset value per Unit	$84.64	$83.78	$85.44	$84.37

C Units
Units redeemed	502.7903	441.7404	450.2831	1,394.8138
Average net asset value per Unit	$96.47	$94.77	$97.38	$96.23

I Units
Units redeemed	728.1942	192.5055	1,193.7806	2,114.4803
Average net asset value per Unit	$99.77	$99.07	$101.18	$100.50

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference.

Exhibit No.	Description of Exhibit
1.1(a)	Form of Selling Agreement
4.1(d)	Fourth Amended and Restated Limited Partnership Agreement
9.1(c)	Delaware Amended and Restated Certificate of Limited Partnership
10.1(d)	Form of Subscription Agreement
10.5(b)	Third Amended and Restated Trading Advisory Agreement with Aspect Capital Ltd.
10.6(b)	Trading Advisory Agreement with Estlander & Partners Ltd.
10.7(b)	Trading Advisory Agreement with Blackwater Capital Management, L.L.C.
10.8(e)	Trading Advisory Agreement with Quantitative Investment Management, LLC
10.9(f)	Trading Advisory Agreement with Winton Capital Management, Ltd.
10.9(g)	Trading Advisory Agreements with Fort Investment Management, LP and Quantica Capital AG
31.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(a)	Previously filed as an exhibit to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 (SEC File No.: 333-148049) on May 23, 2008, and incorporated herein by reference.
(b)	Previously filed as an exhibit to Post-Effective Amendment No. 3 to the Registration Statement on form S-1 (SEC File No.: 333-148049) on April 19, 2011, and incorporated herein by reference.
(c)	Previously filed on May 3, 2011 with Form 8-K (File No. 000-53453), and incorporated herein by reference.
(d)	Previously filed on August 15, 2011 as an exhibit to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (Reg. No. 333-175052), and incorporated herein by reference.
(e)	Previously filed on March 28, 2013 as an exhibit to Form 10-K (File No. 000-53453), and incorporated herein by reference.
(f)	Previously filed on March 28, 2014 as an exhibit to Form 10-K (File No. 000-53453), and incorporated herein by reference.
(g)	Previously filed on Registration Statement on Form S-1 (SEC File No. 333-198439) on August 28, 2014, and incorporated herein by reference.
27

SIGNATURES

Pursuant to the requirements of the U.S. Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2015	SENECA GLOBAL FUND, L.P.

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

	By:	/s/ Carl A. Serger
	Name:	Carl A. Serger
	Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)

