Form 10-Q
period 2015-06-30
SENECA GLOBAL FUND, L.P.
filed 2015-08-14
CIK 1414581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes ☒   No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒   No☐

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

Yes ☐   No ☒

Part I: Financial Information

Item 1. Financial Statements

Seneca Global Fund, L.P.

Statements of Financial Condition

June 30, 2015 (Unaudited) and December 31, 2014

	June 30, 2015	December 31, 2014
Assets
Equity in broker trading accounts
Cash	$4,919,163	$5,200,629
Net unrealized gain (loss) on open futures contracts	(92,732)	865,785
Net unrealized gain (loss) on open forward currency contracts	27,848	(74,851)
Total equity in broker trading accounts	4,854,279	5,991,563
Cash and cash equivalents	5,141,973	3,479,863
Investments in securities, at fair value	10,940,852	14,902,985
Total assets	$20,937,104	$24,374,411

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fee payable	$38,963	$33,513
Trading Advisor incentive fees payable	—	425,408
Commissions and other trading fees payable on open contracts	2,863	3,041
Cash Manager fees payable	6,346	4,976
General Partner fee payable	25,150	28,103
Selling Agent fees payable – General Partner	14,782	16,781
Administrative expenses payable – General Partner	16,442	18,422
Offering expenses payable – General Partner	10,705	12,550
Broker dealer custodial fee payable – General Partner	1,226	1,824
Broker dealer servicing fee payable – General Partner	1,553	1,768
Redemptions payable	—	442,664
Subscriptions received in advance	225,068	96,868
Total liabilities	343,098	1,085,918
Partners’ Capital (Net Asset Value)
General Partner Units – 7,460.6309 units outstanding at June 30, 2015 and December 31, 2014	822,957	836,215
Series A Units – 126,635.0886 and 141,154.3626 units outstanding at June 30, 2015 and December 31, 2014, respectively	8,725,914	10,103,311
Series B Units – 39,964.7441 and 54,209.8546 units outstanding at June 30, 2015 and December 31, 2014, respectively	3,237,041	4,525,734
Series C Units – 32,428.8761 and 26,534.5412 units outstanding at June 30, 2015 and December 31, 2014, respectively	2,992,126	2,506,469
Series I Units – 50,251.2764 and 53,985.4271 units outstanding at June 30, 2015 and December 31, 2014, respectively	4,815,968	5,316,764
Total partners’ capital (net asset value)	20,594,006	23,288,493
Total liabilities and partners’ capital (net asset value)	$20,937,104	$24,374,411

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments

June 30, 2015

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$525,000	7/15/15	U.S. Treasury Note	0.25%	$525,626	2.55%
50,000	11/15/15	U.S. Treasury Note	0.38%	50,075	0.24%
500,000	11/30/15	U.S. Treasury Note	1.38%	503,278	2.44%
500,000	1/15/16	U.S. Treasury Note	0.38%	501,412	2.43%
200,000	2/29/16	U.S. Treasury Note	0.25%	200,277	0.97%
1,000,000	3/15/16	U.S. Treasury Note	0.38%	1,002,273	4.88%
500,000	3/31/16	U.S. Treasury Note	2.38%	510,954	2.48%
500,000	3/31/16	U.S. Treasury Note	0.38%	500,979	2.43%
500,000	4/15/16	U.S. Treasury Note	0.25%	500,107	2.43%
250,000	7/31/16	U.S. Treasury Note	1.50%	254,611	1.24%
Total U.S. Treasury securities (cost: $4,556,230)				4,549,592	22.09%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks and Diversified Financial Services
$150,000	8/3/15	American Express Credit Corporation	0.21%	149,971	0.73%
250,000	7/22/15	Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.20%	249,971	1.21%
240,000	7/20/15	DCAT, LLC	0.28%	239,965	1.17%
Beverages
250,000	7/8/15	Bacardi U.S.A., Inc.	0.47%	249,977	1.21%
Media
250,000	7/16/15	CBS Corporation	0.42%	249,956	1.21%
Total U.S. commercial paper (cost: $1,139,544)				1,139,840	5.53%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$250,000	8/12/15	GDF Suez	0.18%	249,948	1.21%
Total foreign commercial paper (cost: $249,910)				249,948	1.21%
Total commercial paper (cost: $1,389,454)				1,389,788	6.74%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$200,000	12/15/16	Rockwell Collins, Inc.	0.64%	200,217	0.97%
Automotive
200,000	8/11/15	American Honda Finance Corporation	1.00%	200,938	0.98%
300,000	3/2/18	Daimler Finance North America LLC	0.70%	300,650	1.46%
200,000	1/9/18	Ford Motor Credit Company LLC	1.21%	200,560	0.97%
Banks
325,000	3/22/16	Bank of America Corporation	1.10%	326,259	1.58%
150,000	7/22/15	Goldman Sachs Group, Inc.	0.68%	150,197	0.73%
100,000	10/15/15	Morgan Stanley	0.76%	100,222	0.49%
100,000	4/29/16	Morgan Stanley	3.80%	102,879	0.50%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

June 30, 2015

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Banks (continued)
$100,000	1/9/17	Morgan Stanley	5.45%	$108,584	0.53%
275,000	2/9/18	MUFG Americas Holdings Corporation	0.85%	275,969	1.34%
Energy
150,000	12/1/17	Kinder Morgan, Inc.	2.00%	149,721	0.73%
250,000	7/15/16	Pioneer Natural Resources Company	5.88%	268,998	1.31%
Healthcare
170,000	9/26/16	Ventas Realty, Limited Partnership	1.55%	171,425	0.83%
175,000	4/1/18	Zimmer Holdings, Inc.	2.00%	176,035	0.85%
Insurance
100,000	10/18/16	American International Group, Inc.	5.60%	107,061	0.52%
200,000	9/30/15	Jackson National Life Global Funding	0.63%	200,118	0.97%
Media
100,000	4/15/16	NBCUniversal Media, LLC	0.81%	100,104	0.49%
Pharmaceutical
225,000	5/14/18	AbbVie Inc.	1.80%	225,088	1.09%
Telecommunications
75,000	9/15/16	Verizon Communications, Inc.	1.82%	76,156	0.37%
200,000	6/9/17	Verizon Communications, Inc.	0.68%	199,883	0.97%
Total U.S. corporate notes (cost: $3,641,333)				3,641,064	17.68%

Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$150,000	9/25/15	ING Bank N.V.	2.00%	151,088	0.74%
250,000	6/1/17	UBS AG	0.84%	249,776	1.21%
Energy
200,000	5/9/16	CNOOC Finance (2013) Limited	1.13%	199,925	0.97%
Pharmaceutical
210,000	3/12/18	Actavis Funding SCS	1.37%	210,950	1.02%
Transportation
200,000	10/28/16	Kansas City Southern de Mexico, SA de CV	0.98%	199,968	0.97%
Total foreign corporate notes (cost: $1,014,244)				1,011,707	4.91%
Total corporate notes (cost: $4,655,577)				4,652,771	22.59%

Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
$18,740	10/20/16	Ally Auto Receivables Trust 2014-SN1	0.52%	18,737	0.09%
36,515	6/20/17	Capital Auto Receivables Asset Tr 2013-1	0.79%	36,545	0.18%
20,000	7/20/17	Capital Auto Receivables Asset Tr 2015-1	0.61%	19,980	0.10%
25,000	10/20/17	Capital Auto Receivables Asset Trust 2015-2	0.59%	24,958	0.12%
47,402	8/15/18	Nissan Auto Receivables 2013-C Owner Trust	0.67%	47,384	0.23%
12,185	4/16/18	Santander Drive Auto Receivables Trust 2014-5	0.59%	12,178	0.06%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

June 30, 2015

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Asset Backed Securities (continued)
Face Value	Maturity Date	Name	Yield[1]
Credit Card
$50,000	1/15/20	BA Credit Card Trust	0.47%	$49,978	0.24%
Other
50,000	7/20/19	GE Dealer Floorplan Master Note	0.57%	49,805	0.24%
31,195	8/15/17	Volvo Finl Equip LLC Series 2012-1	1.51%	31,238	0.15%
Student Loans
57,669	8/15/23	SLM Private Educ Loan Trust 2012-C	1.29%	57,898	0.28%
Total asset backed securities (cost: $349,201)				348,701	1.69%

Total investments in securities (cost: $10,950,462)				$10,940,852	53.11%

OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
		Agricultural commodities		$71,478	0.35%
		Currencies		101	0.00%
		Energy		(3,233)	(0.02)%
		Equity indices		(83,718)	(0.41)%
		Interest rate instruments		51,370	0.25%
		Metals		(37,151)	(0.18)%
Net unrealized gain (loss) on open long U.S. futures contracts				(1,153)	(0.01)%

Short U.S. Futures Contracts
		Agricultural commodities		(65,918)	(0.31)%
		Currencies		25,461	0.12%
		Energy		13,214	0.06%
		Equity indices		8,057	0.04%
		Interest rate instruments		(23,066)	(0.11)%
		Metals		56,455	0.27%
Net unrealized gain (loss) on open short U.S. futures contracts				14,203	0.07%

Total U.S. futures contracts - net unrealized gain (loss) on open U.S. futures contracts				13,050	0.06%

Long Foreign Futures Contracts
		Agricultural commodities		7,554	0.04%
		Equity indices		(108,929)	(0.53)%
		Interest rate instruments		(1,104)	(0.01)%
Net unrealized gain (loss) on open long foreign futures contracts				(102,479)	(0.50)%

The accompanying notes are an integral part of these financial statements.

 Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

June 30, 2015

 (Unaudited)

Description	Fair Value	% of Partners' Capital (Net Asset Value)
Short Foreign Futures Contracts
Equity indices	$(671)	(0.00)%
Interest rate instruments	(2,632)	(0.02)%
Net unrealized gain (loss) on open short foreign futures contracts	(3,303)	(0.02)%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	(105,782)	(0.52)%

Net unrealized gain (loss) on open futures contracts	$(92,732)	(0.46)%

OPEN FORWARD CURRENCY CONTRACTS
Foreign Forward Currency Contracts
Long	$(6,677)	(0.03)%
Short	34,525	0.17%
Net unrealized gain (loss) on open foreign forward currency contracts	27,848	0.14%

Net unrealized gain (loss) on open forward currency contracts	$27,848	0.14%

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

Seneca Global Fund, L.P.

Statements of Operations

For the Three and Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Realized and Change in Unrealized Gain (Loss) on Investments
Net realized gain (loss) on:
Futures and forward contracts	$(585,988)	$560,283	$1,060,696	$229,677
Investments in securities	(8,389)	(15,761)	(17,593)	(26,117)
Net change in unrealized gain (loss) on:
Futures and forward contracts	(584,036)	(73,836)	(855,818)	(653,330)
Investments in securities	7,365	19,262	28,573	29,503
Brokerage commissions and trading expenses	(12,165)	(27,123)	(23,987)	(53,219)
Net realized and change in unrealized gain (loss) on investments	(1,183,213)	462,825	191,871	(473,486)

Net Investment Income (Loss)
Income
Interest income	18,504	17,711	37,594	37,847
Expenses
Trading Advisor management fees	79,982	87,303	168,410	185,153
Trading Advisor incentive fees	—	71,219	228,993	71,219
Cash Manager fees	4,487	5,527	9,343	11,428
General Partner fee	78,969	103,351	163,500	217,148
Selling Agent fees – General Partner	46,018	52,189	96,887	106,331
Broker dealer custodial fee – General Partner	3,987	7,062	9,065	15,018
Broker dealer servicing fee – General Partner	4,859	5,534	10,177	11,400
Administrative expenses – General Partner	200,501	250,755	478,576	508,752
Offering expenses – General Partner	57,190	77,021	143,706	158,499
Total expenses	475,993	659,961	1,308,657	1,284,948
Administrative and offering expenses waived	(172,039)	(213,230)	(443,647)	(426,904)
Net total expenses	303,954	446,731	865,010	858,044
Net investment income (loss)	(285,450)	(429,020)	(827,416)	(820,197)
Net Income (Loss)	$(1,468,663)	$33,805	$(635,545)	$(1,293,683)

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Statements of Operations (continued)

For the Three and Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Series A	Series B	Series C	Series I	General Partner
Three Months Ended June 30, 2015
Increase (decrease) in net asset value per unit	$(5.06)	$(5.61)	$(6.06)	$(6.48)	$(6.80)
Net income (loss) per unit†	$(5.05)	$(5.45)	$(6.03)	$(6.52)	$(6.80)
Weighted average number of units outstanding	128,380.3050	43,097.9458	32,841.4002	51,600.8470	7,460.6309

Three Months Ended June 30, 2014
Increase (decrease) in net asset value per unit	$(0.09)	$0.22	$0.54	$0.38	$1.01
Net income (loss) per unit†	$(0.09)	$0.09	$0.37	$0.24	$1.00
Weighted average number of units outstanding	154,527.1325	74,220.8925	26,890.8755	97,849.9707	7,460.6309

	Series A	Series B	Series C	Series I	General Partner
Six Months Ended June 30, 2015
Increase (decrease) in net asset value per unit	$(2.67)	$(2.49)	$(2.19)	$(2.65)	$(1.77)
Net income (loss) per unit†	$(2.34)	$(1.68)	$(3.27)	$(2.50)	$(1.78)
Weighted average number of units outstanding	133,885.2086	47,219.1501	29,931.7005	52,554.5428	7,460.6309

Six Months Ended June 30, 2014
Increase (decrease) in net asset value per unit	$(3.20)	$(3.06)	$(2.82)	$(3.32)	$(2.53)
Net income (loss) per unit†	$(3.25)	$(3.44)	$(3.22)	$(3.88)	$(2.54)
Weighted average number of units outstanding	156,507.8691	78,151.7621	28,223.5666	104,658.1183	7,460.6309

† Based on weighted average number of units outstanding during the period.

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

 Statements of Cash Flows

 For the Six Months Ended June 30, 2015 and 2014

 (Unaudited)

	2015	2014
Cash flows from operating activities
Net income (loss)	$(635,545)	$(1,293,683)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Net change in unrealized (gain) loss from futures and forwards trading	855,818	653,330
Purchases of securities and certificates of deposit	(15,751,538)	(13,764,370)
Proceeds from disposition of securities	19,724,651	16,403,419
Net realized and change in unrealized (gain) loss in securities and certificates of deposit	(10,980)	(3,386)
Changes in
Trading Advisor management fee payable	5,450	(38,583)
Trading Advisor incentive fee payable	(425,408)	(41,133)
Commissions and other trading expenses payable on open contracts	(178)	(703)
Cash Manager fees payable	1,370	2,064
General Partner fee payable	(2,953)	(7,991)
Selling Agent fees payable – General Partner	(1,999)	(2,032)
Administrative expenses payable – General Partner	(1,980)	(5,247)
Offering expenses payable – General Partner	(1,845)	(3,866)
Broker dealer custodial fee payable – General Partner	(598)	(753)
Broker dealer servicing fee payable – General Partner	(215)	(268)
Net cash provided by (used in) operating activities	3,754,050	1,896,798

Cash flows from financing activities
Subscriptions	416,714	1,189,193
Subscriptions received in advance	225,068	5,068
Redemptions	(3,015,188)	(6,978,418)
Net cash provided by (used in) financing activities	(2,373,406)	(5,784,157)

Net increase (decrease) in cash and cash equivalents	1,380,644	(3,887,359)
Cash and cash equivalents, beginning of period	8,680,492	15,314,416
Cash and cash equivalents, end of period	$10,061,136	$11,427,057

End of period cash and cash equivalents consists of
Cash in broker trading accounts	4,919,163	8,084,690
Cash and cash equivalents	5,141,973	3,342,367
Total end of period cash and cash equivalents	$10,061,136	$11,427,057

Supplemental disclosure of cash flow information
Prior period redemptions paid	$442,664	$934,506
Prior period subscriptions received in advance	$96,868	$62,372

Supplemental schedule of non-cash financing activities
Redemptions payable	$—	$345,441

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Statements of Changes in Partners’ Capital (Net Asset Value)

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Series A		Series B		Series C		Series I		General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Six Months Ended
June 30, 2015
Balance at December 31, 2014	141,154.3626	$10,103,311	54,209.8546	$4,525,734	26,534.5412	$2,506,469	53,985.4271	$5,316,764	7,460.6309	$836,215	$23,288,493
Net income (loss)	—	(313,872)	—	(79,486)	—	(97,746)	—	(131,183)	—	(13,258)	(635,545)
Subscriptions	6,300.9641	455,782	—	—	—	—	585.5122	57,800	—	—	513,582
Redemptions	(9,174.8756)	(660,539)	(14,052.1852)	(1,193,581)	(3,038.4833)	(290,991)	(4,319.6629)	(427,413)	—	—	(2,572,524)
Transfers	(11,645.3625)	(858,768)	(192.9253)	(15,626)	8,932.8182	874,394	—	—	—	—	—
Balance at June 30, 2015	126,635.0886	$8,725,914	39,964.7441	$3,237,041	32,428.8761	$2,992,126	50,251.2764	$4,815,968	7,460.6309	$822,957	$20,594,006

Six Months Ended
June 30, 2014
Balance at December 31, 2013	164,417.4673	$11,687,076	86,507.9830	$7,060,706	27,732.4319	$2,526,789	120,105.4790	$11,490,470	7,460.6309	$794,660	$33,559,701
Net income (loss)	—	(508,922)	—	(268,834)	—	(90,852)	—	(406,140)	—	(18,935)	(1,293,683)
Subscriptions	14,199.0024	966,190	2,811.0965	220,400	—	—	700.9301	64,975	—	—	1,251,565
Redemptions	(19,757.7781)	(1,349,532)	(20,546.0847)	(1,609,489)	(7,479.0958)	(654,801)	(30,139.1258)	(2,775,531)	—	—	(6,389,353)
Transfers	(6,027.4927)	(421,096)	(513.6204)	(40,481)	4,521.9395	406,226	601.8611	55,351	—	—	—
Balance at June 30, 2014	152,831.1989	$10,373,716	68,259.3744	$5,362,302	24,775.2756	$2,187,362	91,269.1444	$8,429,125	7,460.6309	$775,725	$27,128,230

	Net Asset Value per Unit
	Series A	Series B	Series C	Series I	General Partner
June 30, 2015	$68.91	$81.00	$92.27	$95.84	$110.31
December 31, 2014	71.58	83.49	94.46	98.49	112.08
June 30, 2014	67.88	78.56	88.29	92.35	103.98
December 31, 2013	71.08	81.62	91.11	95.67	106.51

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

Only Series A, B and I Units are offered by the Fund. Series A, B and I Units will be re-designated as Series C Units after the Fee Limit has been reached. The Series C Units are identical to the other Units except that the Series C Units only incur the Trading Advisor management fee, Trading Advisor incentive fee, brokerage expenses, General Partner fee and administrative expenses. The Fee Limit is the total amount of selling agent commissions, broker dealer servicing fees paid to the selling agents, payments for wholesalers, payments for sales conferences, and other offering expenses that are items of compensation to Financial Industry Regulatory Authority (“FINRA”) members (but excluding among other items, the production and printing of prospectuses and related collateral material, as well as various legal and regulatory fees) paid by particular Series A, B or I Units when it is equal to 10% of the original purchase price paid by holders of those particular Units.

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

Effective August 12, 2015, the General Partner closed the Fund to new subscriptions. The Fund will remain open however, and will continue to trade its assets for existing investors, but will no longer accept new subscriptions.

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

Revenue Recognition

Futures, forward currency contracts and investments in securities are recorded on a trade date basis, and gains or losses are realized when contracts/positions are liquidated. Realized gains and losses on investments in securities are determined on a specific identification basis and are included in net realized and change in unrealized gain (loss) in the statements of operations. Unrealized gains and losses on open contracts (the difference between contract trade price and fair value) are reported in the statements of financial condition as net unrealized gain or loss, as there exists a right of offset of any unrealized gains or losses. The difference between cost and the fair value of open investments in securities is reflected as unrealized gain or loss on investments. Any change in net unrealized gain or loss from the preceding period is reported in the statements of operations. Interest income earned on investments in securities and other cash and cash equivalent balances is recorded on an accrual basis.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the periods ended June 30, 2015 and December 31, 2014, there were no such transfers between levels.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through June 30, 2015. With few exceptions, the Fund is no longer subject to U.S. or state and local income tax examinations by tax authorities for years before 2011.

Foreign Currency Transactions

The Fund has certain investments denominated in foreign currencies. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of statement of financial condition. The purchase and sale of investments, and income and expenses are translated at the rates of exchange prevailing on the respective dates of such transactions. The Fund does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of investments held. Such fluctuations are included with the net realized and change in unrealized gain or loss on such investments in the statement of operations.

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

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At June 30, 2015
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$(92,732)	$—	$(92,732)
Net unrealized gain (loss) on open forward currency contracts*	—	27,848	27,848
Cash and cash equivalents:
Money market fund	2,704,959	—	2,704,959
Investments in securities:
U.S. Treasury securities*	4,549,592	—	4,549,592
Asset backed securities*	—	348,701	348,701
Commercial paper*	—	1,389,788	1,389,788
Corporate notes*	—	4,652,771	4,652,771
Total	$7,161,819	$6,419,108	$13,580,927

*See the condensed schedule of investments for further description.

At December 31, 2014
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$865,785	$—	$865,785
Net unrealized gain (loss) on open forward currency contracts*	—	(74,851)	(74,851)
Cash and cash equivalents:
Money market fund	851,036	—	851,036
Investments in securities:
U.S. Treasury securities*	7,494,891	—	7,494,891
Asset backed securities*	—	445,395	445,395
Commercial paper*	—	1,529,831	1,529,831
Corporate notes*	—	5,432,868	5,432,868
Total	$9,211,712	$7,333,243	$16,544,955

*See the condensed schedule of investments for further description.

There were no Level 3 holdings at June 30, 2015 and December 31, 2014 or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which were designated as hedging instruments. At June 30, 2015, the Fund’s derivative contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$106,094	$(92,980)	$13,114
Currencies	83,952	(58,390)	25,562
Energy	22,188	(12,207)	9,981
Equity indices	23,286	(208,547)	(185,261)
Interest rate instruments	107,614	(83,046)	24,568
Metals	60,185	(40,881)	19,304
Net unrealized gain (loss) on open futures contracts	$403,319	$(496,051)	$(92,732)

Net unrealized gain (loss) on open forward currency contracts	$54,149	$(26,301)	$27,848

At June 30, 2015, there were 1,135 open futures contracts and 57 open forward currency contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at June 30, 2015 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
JP Morgan Securities, LLC	$(1,553)	$—	$—	$(1,553)
Société Générale Newedge UK Limited*	27,848	—	—	27,848
SG Americas Securities, LLC**	(91,179)	—	—	(91,179)
Total	$(64,884)	$—	$—	$(64,884)

*formerly Newedge UK Financial Ltd

**formerly Newedge USA, LLC

For the three and six months ended June 30, 2015, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(32,667)	$(18,552)	$(69,810)	$6,321
Currencies	(226,512)	3,046	242,350	(111,346)
Energy	(134,222)	(54,542)	(27,213)	(178,789)
Equity indices	(43,117)	(229,617)	695,109	(321,614)
Interest rate instruments	(9,567)	(396,854)	606,679	(364,509)
Metals	(116,450)	85,674	(270,369)	11,420
Total futures contracts	(562,535)	(610,845)	1,176,746	(958,517)

Forward currency contracts	(39,399)	26,809	(143,426)	102,699
Total futures and forward currency contracts	$(601,934)	$(584,036)	$1,033,320	$(855,818)

For the three and six months ended June 30, 2015 the number of futures contracts closed were 4,183 and 8,086, respectively, and the number of forward currency contracts closed were 92 and 199, respectively.

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

For the three and six months ended June 30, 2014, the number of futures contracts closed was 6,752 and 14,068, respectively, and the number of forward currency contracts closed was 112 and 236, respectively.

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

At June 30, 2015 and December 31, 2014, the General Partner had an investment of 7,460.6309 units valued at $822,957 and $836,215, respectively.

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

To meet margin requirements, the Fund deposits funds with its brokers, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with its brokers. At June 30, 2015 and December 31, 2014, the Fund had margin requirements of $2,213,443 and $2,007,712.

7.	Administrative and Offering Expenses

The Fund reimburses the General Partner for actual monthly administrative expenses paid to various third-party service providers, including the General Partner, up to 1/12th of 0.95% of the Fund’s month-end net asset value, prorated for partial months and adjusted for weekly subscriptions and redemptions and payable monthly in arrears. Actual administrative expenses may vary; however, such administrative expenses will not exceed 0.95% of the Fund’s average annual net asset value. The administrative expenses include legal, accounting, clerical and other back office related expenses related to the administration of the Fund and all other associated costs incurred by the Fund. For the three months ended June 30, 2015 and 2014, actual administrative expenses were $200,501 and $250,755, respectively. For the six months ended June 30, 2015 and 2014, actual administrative expenses were $478,576 and $508,752, respectively. Such amounts are presented as administrative expenses in the statements of operations.

During the three months ended June 30, 2015 and 2014, the General Partner absorbed administrative expenses in excess of the 0.95% limitation of $148,469 and $183,478, respectively. During the six months ended June 30, 2015 and 2014, the General Partner absorbed administrative expenses in excess of the 0.95% limitation of $370,977 and $367,567, respectively. Such amounts are included in administrative and offering expenses waived in the statements of operations. At June 30, 2015 and December 31, 2014, $16,442 and $18,422, respectively, were payable to the General Partner for administrative expenses incurred on behalf of the Fund and not waived by the General Partner. Such amounts are presented as administrative expenses payable – General Partner in the statements of financial condition.

The Fund reimburses the General Partner for actual ongoing offering expenses, up to 1/12th of 0.75% of the Fund’s month-end net asset value pro rata for each Series of Units except for the General Partner and Series C Units, prorated for partial months and adjusted for weekly subscriptions and redemptions and payable monthly in arrears. Actual ongoing offering expenses in excess of this limitation are absorbed by the General Partner. For the three months ended June 30, 2015 and 2014, actual offering expenses were $57,190 and $ 77,021, respectively. For the six months ended June 30, 2015 and 2014, actual offering expenses were $143,706 and $158,499, respectively. Such amounts are presented as offering expenses in the statements of operations.

During the three months ended June 30, 2015 and 2014, the General Partner absorbed offering expenses in excess of the 0.75% limitation of $23,570 and $29,753, respectively. During the six months ended June 30, 2015 and 2014, the General Partner absorbed offering expenses in excess of the 0.75% limitation of $72,670 and $59,337, respectively. Such amounts are included in administrative and offering expenses waived in the statements of operations. At June 30, 2015 and December 31, 2014, $10,705 and $12,550, respectively, were payable to the General Partner for offering expenses incurred on behalf of the Fund and not waived by the General Partner. Such amounts are presented as offering expenses payable – General Partner in the statements of financial condition.

8.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement, subject to a minimum investment of $10,000. Subscriptions into and redemptions out of the Fund occur weekly. Each series of units will be offered to the public as of the open of business on each Wednesday at the net asset value per Unit of the relevant series at the close of the preceding business day. At June 30, 2015 and December 31, 2014, the Fund received advance subscriptions of $225,068 and $96,868, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to the end of the respective quarter.

The Fund is not required to make distributions, but may do so at the sole discretion of the General Partner. Redemptions may be made by a limited partner as of the close of business day each Tuesday at the net asset value of the redeemed Units (or portion thereof) on that day.

Series A Units redeemed prior to the first anniversary of the subscription date are subject to a redemption fee equal to the product of (i) 2% of the subscription price for such Series A Units on the subscription date divided by 52 (ii) multiplied by the number of weeks remaining before the first anniversary of the subscription date. Series B, C and I Units are not subject to the redemption fee. For the three months ended June 30, 2015 and 2014, these redemption fees were negligible.

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

Through its investments in debt securities, the Fund has exposure to U.S. and foreign enterprises. The following table presents the exposure at June 30, 2015.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners' Capital (Net Asset Value)
United States	$4,549,592	$1,139,840	$3,641,064	$348,701	$9,679,197	47.02%
France	—	249,948	—	—	249,948	1.21%
Switzerland	—	—	249,776	—	249,776	1.21%
Luxembourg	—	—	210,950	—	210,950	1.02%
Mexico	—	—	199,968	—	199,968	0.97%
British Virgin Islands	—	—	199,925	—	199,925	0.97%
Netherlands	—	—	151,088	—	151,088	0.73%
Total	$4,549,592	$1,389,788	$4,652,771	$348,701	$10,940,852	53.13%

The following table presents the exposure at December 31, 2014.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners' Capital (Net Asset Value)
United States	$7,494,891	$1,279,865	$4,327,524	$445,395	$13,547,675	58.18%
Netherlands	—	—	353,929	—	353,929	1.52%
Japan	—	249,966	—	—	249,966	1.07%
Mexico	—	—	200,797	—	200,797	0.86%
British Virgin Islands	—	—	199,587	—	199,587	0.86%
Canada	—	—	198,774	—	198,774	0.85%
Spain	—	—	152,257	—	152,257	0.65%
Total	$7,494,891	$1,529,831	$5,432,868	$445,395	$14,902,985	63.99%

10.	Indemnifications

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

The statement of financial condition, including the condensed schedule of investments, at June 30, 2015, the statements of operations for the three and six months ended June 30, 2015 and 2014, the statements of cash flows and changes in partners’ capital (net asset value) for the six months ended June 30, 2015 and 2014, and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at June 30, 2015, results of operations for the three and six months ended June 30, 2015 and 2014, cash flows and changes in partners’ capital (net asset value) for the six months ended June 30, 2015 and 2014. The results of operations for the three and six months ended June 30, 2015 and 2014 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

12.	Financial Highlights

The following information presents per unit operating performance results and other supplemental financial ratios for the three and six months ended June 30, 2015 and 2014. This information has been derived from information presented in the financial statements for limited partner units and assumes that a unit is outstanding throughout the entire period:

	Three Months Ended June 30, 2015				Three Months Ended June 30, 2014
	Series A Units	Series B Units	Series C Units	Series I Units	Series A Units	Series B Units	Series C Units	Series I Units
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$73.97	$86.61	$98.33	$102.32	$67.97	$78.34	$87.75	$91.97

Net realized and change in unrealized gain (loss) on investments (1)	(3.89)	(4.55)	(5.19)	(5.39)	1.17	1.36	1.52	1.58
Net investment income (loss) (1)	(1.17)	(1.06)	(0.87)	(1.09)	(1.26)	(1.14)	(0.98)	(1.20)
Total income (loss) from operations	(5.06)	(5.61)	(6.06)	(6.48)	(0.09)	0.22	0.54	0.38
Net asset value per Unit at end of period	$68.91	$81.00	$92.27	$95.84	$67.88	$78.56	$88.29	$92.35

Total return (5)	(6.84)%	(6.48)%	(6.16)%	(6.33)%	(0.13)%	0.27%	0.61%	0.42%

Other Financial Ratios
Ratios to average net asset value
Net total expenses (2)(4)	6.89%	5.40%	3.97%	4.73%	6.91%	5.34%	3.99%	4.76%
Net investment income (loss) (2)(3)(4)	(6.55)%	(5.07)%	(3.63)%	(4.39)%	(6.40)%	(4.85)%	(3.50)%	(4.26)%

	Six Months Ended June 30, 2015				Six Months Ended June 30, 2014
	Series A Units	Series B Units	Series C Units	Series I Units	Series A Units	Series B Units	Series C Units	Series I Units
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$71.58	$83.49	$94.46	$98.49	$71.08	$81.62	$91.11	$95.67

Net realized and change in unrealized gain (loss) on investments (1)	0.46	0.55	0.39	0.58	(0.85)	(0.97)	(1.05)	(1.14)
Net investment income (loss) (1)	(3.13)	(3.04)	(2.58)	(3.23)	(2.35)	(2.09)	(1.77)	(2.18)
Total income (loss) from operations	(2.67)	(2.49)	(2.19)	(2.65)	(3.20)	(3.06)	(2.82)	(3.32)
Net asset value per Unit at end of period	$68.91	$81.00	$92.27	$95.84	$67.88	$78.56	$88.29	$92.35

Total return (5)	(3.73)%	(2.98)%	(2.32)%	(2.69)%	(4.51)%	(3.75)%	(3.10)%	(3.47)%

Other Financial Ratios
Ratios to average net asset value
Net total expenses (2)(4)	9.03%	7.53%	5.73%	6.81%	6.86%	5.32%	4.02%	4.72%
Net investment income (loss) (2)(3)(4)	(8.69)%	(7.20)%	(5.39)%	(6.48)%	(6.36)%	(4.84)%	(3.53)%	(4.24)%

Total returns are calculated based on the change in value of a Series A, B, C or I Units during the period. An individual limited partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

(1)	The net investment income (loss) per Unit is calculated by dividing the net investment income (loss) by the average number of Series A, B, C or I Units outstanding during the period. Net realized and change in unrealized gain (loss) on investments is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information. Such balancing amount may differ from the calculation of net realized and change in unrealized gain (loss) on investments per Unit due to the timing of investment gains and losses during the period relative to the number of Units outstanding.

(2)	All of the ratios under other financial ratios are computed net of involuntary waivers of administrative and offering expenses.

For the three months ended June 30, 2015 and 2014, the ratios are net of 2.71% and 2.59% effect of waived administrative expenses, respectively. For the three months ended June 30, 2015 and 2014, the ratios are net of 0.53% and 0.47% effect of waived offering expenses, respectively.

For the six months ended June 30, 2015 and 2014, the ratios are net of 3.29% and 2.46% effect of waived administrative expenses, respectively. For the six months ended June 30, 2015 and 2014, the ratios are net of 0.77% and 0.45% effect of waived offering expenses, respectively.

(3)	The net investment income (loss) includes interest income and excludes net realized and net change in unrealized gain (loss) from investment activities as shown on the statements of operations. The total amount is then reduced by all expenses, excluding brokerage commissions, which are included in net investment gain (loss) on the statements of operations. The resulting amount is divided by the average net asset value for the period.

(4)	Ratios have been annualized.

(5)	Ratios have not been annualized.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Effective August 12, 2015, the General Partner closed the Fund to new subscriptions. The Fund will remain open however, and will continue to trade its assets for existing investors, but will no longer accept new subscriptions.

When launched, the Fund was structured to provide managed futures strategies to non-accredited investors with fewer constraints than traditional privately offered managed futures funds. However, soon thereafter, the industry began to migrate towards newer "liquid alternative" products and managed futures investments in the form of mutual funds. In contrast to the Fund, managed futures mutual funds are accessible to all investors regardless of net worth and income, and offer daily liquidity. This trend has led to a decline in interest for the Fund, and consequently, the General Partner does not feel the current level of investor interest merits registration of additional Fund shares.

The Trading Advisors

The Fund’s current trading advisors are FORT, L.P. (“FORT”), Quantica Capital AG (“Quantica”), Quantitative Investment Management LLC (“QIM”), and Winton Capital Management Ltd (“Winton”). At June 30, 2015, the allocation of trading levels to the Trading Advisors was as follows:

Winton	43%
Quantica	28%
FORT	21%
QIM	8%

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

Results of Operations

The returns for Series A, B, C and I Units for the six months ended June 30, 2015 and 2014 were:

Series	2015	2014
A	(3.73)%	(4.51)%
B	(2.98)%	(3.75)%
C	(2.32)%	(3.10)%
I	(2.69)%	(3.47)%

A discussion of monthly performance for the six months ended June 30, 2015 and 2014 follows:

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

April

In April, markets were quiet through the first three weeks of the month, but a shift in sentiment towards European monetary easing during the final days of the month caused reversals in many of the most profitable trends from the first quarter. Signs of economic improvement in Europe raised fears that quantitative easing programs would be removed sooner than anticipated. The result was a sudden rise in interest rates, and a rebound in the euro along with a retreat in European equity markets.

The Fund experienced its largest losses in currencies, interest rates and energy. Losses were partially offset by gains in non-European stock indices. In currencies, the Fund’s net short position against the euro accounted for the majority of losses. In the interest rate instruments, losses occurred during the last week of the month, primarily from Gilts, Canadian Bonds, U.S. Treasury Bonds and German Bunds. Stock indices experienced broad based gains, with long positions in the Hang Sang and Chinese equity index contributing to performance. The Fund finished the month with a loss 3.23%, 3.11%, 3.00% and 3.06% for Series A, B, C and I Units, respectively.

May

The sudden deterioration in investor sentiment over Europe’s quantitative easing (QE) program carried over from April into the first half of May. Yields on the German Bund, which had previously been on a steady decline, rose sharply from a low of 7 basis points (bps) in late April to a high of 72bps by mid-May. The euro also rebounded against the U.S. dollar, reversing its depreciating trend. However, in the second half of the month, worries over Greek debt repayments and an announcement by the European Central Bank (ECB) that it could bring forward its scheduled bond purchases from July and August into June caused the euro and European bond yields to fall. Meanwhile, in Japan, expectations of further monetary stimulus on the back of disappointing economic data drove the Japanese yen to a 12-year low against the U.S. dollar, which boosted export-oriented Japanese stocks.

The Fund saw losses in the first half of May primarily as a result of a sharp sell-off in bonds. The Fund made some gains later in the month through short positions in the euro and Japanese yen, which benefited from a depreciation of those currencies against the U.S. dollar. Long positions in Japanese equity indices were also profitable. The Fund finished the month mixed, with Series A Units experiencing a loss of 0.08% and Series B, C and I Units experiencing gains of 0.05%, 0.16% and 0.10%, respectively.

June

June saw large reversals across a broad range of markets as a result of shifting sentiment in Europe and Asia. The Greek debt crisis once again became a focal point for investors. After early optimism on a possible bailout deal, the Greek government shocked markets with a weekend announcement that the European creditors’ proposed bailout plan and austerity demands would be put to a national referendum, increasing the risk of a full default and a Greek exit from the Eurozone. This caused the largest ever gap decline in Eurostoxx equity index futures when markets re-opened on the last Monday of the month. Elsewhere, the frothy Chinese equity market extended its huge run up before falling more than 20%. Chinese authorities sought to quell concerns by cutting interest rates for the fourth time since last November, causing stocks to rebound. Apart from the macroeconomic issues that dominated headlines, unexpectedly heavy rainfall in the U.S. Midwest delayed crop plantings and caused a sharp reversal in the downtrend recently seen in agricultural commodities.

Equity indices, particularly in Europe, were the biggest detractors during the month, as long positions were hurt when the crisis in Greece sparked a broad stock sell-off. Short positions in agricultural commodities also struggled during the month. Wheat and corn prices jumped suddenly, reversing their entire year-to-date trend decline in just seven trading days, as wet weather delayed plantings and reduced supply forecasts. A choppy environment in currencies also proved challenging, as the euro and the Japanese yen rebounded against the U.S. dollar. The Fund finished the month with a loss of 3.65%, 3.52% 3.42% and 3.48% for Series A, B, C and I Units, respectively.

26

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

The General Partner of the Fund, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at June 30, 2015 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

There has been no change in internal control over financial reporting that occurred during the period ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Part II:	Other Information

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

A smaller reporting company is not required to provide the information under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended June 30, 2015. Under the Partnership Agreement, redemptions may be made by a limited partner as of the close of business day each Tuesday at the net asset value of the redeemed Units (or portion thereof) on that day. Redemptions of Units during the three months ended June 30, 2015 were as follows:

	April	May	June	Total
A Units
Units redeemed	1,335.7473	1,115.3597	1,818.6657	4,269.7727
Average net asset value per Unit	$74.45	$70.96	$69.54	$71.45

B Units
Units redeemed	4,771.7287	1,953.9399	1,091.4743	7,817.1429
Average net asset value per Unit	$87.47	$82.26	$81.98	$85.40

C Units
Units redeemed	308.5070	619.7966	715.3659	1,643.6695
Average net asset value per Unit	$99.32	$94.70	$94.27	$95.38

I Units
Units redeemed	169.3853	878.4947	1,157.3026	2,205.1826
Average net asset value per Unit	$102.97	$97.20	$96.84	$97.45

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated by reference.

Exhibit No.	Description of Exhibit

1.1(a)	Form of Selling Agreement

4.1(c)	Fourth Amended and Restated Limited Partnership Agreement

9.1(b)	Delaware Amended and Restated Certificate of Limited Partnership

10.1(c)	Form of Subscription Agreement

10.8(d)	Trading Advisory Agreement with Quantitative Investment Management, LLC

10.9(e)	Trading Advisory Agreement with Winton Capital Management, Ltd.

10.10(f)	Trading Advisory Agreements with Fort Investment Management, LP and Quantica Capital AG

31.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(a)	Previously filed as an exhibit to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 (SEC File No.: 333-148049) on May 23, 2008, and incorporated herein by reference.

(b)	Previously filed on May 3, 2011 with Form 8-K (File No. 000-53453), and incorporated herein by reference.

(c)	Previously filed on August 15, 2011 as an exhibit to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (Reg. No. 333-175052), and incorporated herein by reference.

(d)	Previously filed on March 28, 2013 as an exhibit to Form 10-K (File No. 000-53453), and incorporated herein by reference.

(e)	Previously filed on March 28, 2014 as an exhibit to Form 10-K (File No. 000-53453), and incorporated herein by reference.

(f)	Previously filed on Registration Statement on Form S-1 (SEC File No. 333-198439) on August 28, 2014, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the U.S. Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 14, 2015	SENECA GLOBAL FUND, L.P.

		By:	Steben & Company, Inc.
General Partner

		By:	/s/ Kenneth E. Steben
		Name:	Kenneth E. Steben
		Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

		By:	/s/ Carl A. Serger
		Name:	Carl A. Serger
		Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)

