Form 10-Q
period 2015-09-30
SENECA GLOBAL FUND, L.P.
filed 2015-11-13
CIK 1414581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

Part I:	Financial Information

Item 1.	Financial Statements

Seneca Global Fund, L.P.

Statements of Financial Condition

September 30, 2015 (Unaudited) and December 31, 2014

	September 30, 2015	December 31, 2014
Assets
Equity in broker trading accounts
Cash	$4,164,971	$5,200,629
Net unrealized gain (loss) on open futures contracts	493,386	865,785
Net unrealized gain (loss) on open forward currency contracts	(71,664)	(74,851)
Total equity in broker trading accounts	4,586,693	5,991,563
Cash and cash equivalents	7,214,061	3,479,863
Investments in securities, at fair value	6,767,814	14,902,985
Total assets	$18,568,568	$24,374,411

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fee payable	$28,241	$33,513
Trading Advisor incentive fees payable	—	425,408
Commissions and other trading fees payable on open contracts	3,360	3,041
Cash Manager fees payable	3,732	4,976
General Partner fee payable	22,693	28,103
Selling Agent fees payable – General Partner	13,320	16,781
Administrative expenses payable – General Partner	14,775	18,422
Offering expenses payable – General Partner	9,303	12,550
Broker dealer custodial fee payable – General Partner	764	1,824
Broker dealer servicing fee payable – General Partner	1,423	1,768
Redemptions payable	138,622	442,664
Subscriptions received in advance	—	96,868
Total liabilities	236,233	1,085,918
Partners’ Capital (Net Asset Value)
General Partner Units – 3,685.2188 and 7,460.6309 units outstanding at September 30, 2015 and December 31, 2014	401,172	836,215
Series A Units – 118,708.7410 and 141,154.3626 units outstanding at September 30, 2015 and December 31, 2014, respectively	7,983,133	10,103,311
Series B Units – 27,435.3185 and 54,209.8546 units outstanding at September 30, 2015 and December 31, 2014, respectively	2,176,888	4,525,734
Series C Units – 35,708.3023 and 26,534.5412 units outstanding at September 30, 2015 and December 31, 2014, respectively	3,239,538	2,506,469
Series I Units – 48,186.9282 and 53,985.4271 units outstanding at September 30, 2015 and December 31, 2014, respectively	4,531,604	5,316,764
Total partners’ capital (net asset value)	18,332,335	23,288,493
Total liabilities and partners’ capital (net asset value)	$18,568,568	$24,374,411

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments

September 30, 2015

(Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$50,000	11/15/15	U.S. Treasury Note	0.38%	$50,088	0.27%
525,000	1/15/16	U.S. Treasury Note	0.38%	525,869	2.87%
Total U.S. Treasury securities (cost: $575,771)				575,957	3.14%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$250,000	10/23/15	Nissan Motor Acceptance Corporation	0.37%	249,943	1.36%
Banks and Diversified Fianancial Services
250,000	10/22/15	The Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.24%	249,965	1.37%
250,000	10/7/15	DCAT, LLC	0.37%	249,985	1.37%
Beverages
250,000	10/7/15	Bacardi Corporation	0.45%	249,981	1.36%
Non-profit
250,000	11/3/15	Catholic Health Initiatives	0.40%	249,908	1.36%
Total U.S. commercial paper (cost: $1,249,560)				1,249,782	6.82%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Energy
$250,000	10/5/15	Engie	0.20%	249,994	1.36%
Total foreign commercial paper (cost: $249,925)				249,994	1.36%
Total commercial paper (cost: $1,499,485)				1,499,776	8.18%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$200,000	12/15/16	Rockwell Collins, Inc.	0.69%	199,961	1.09%
Automotive
300,000	3/2/18	Daimler Finance North America LLC	0.75%	297,301	1.63%
200,000	1/9/18	Ford Motor Credit Company LLC	1.22%	199,631	1.09%
Banks
325,000	3/22/16	Bank of America Corporation	1.14%	326,100	1.79%
100,000	10/15/15	Morgan Stanley	0.77%	100,177	0.55%
100,000	4/29/16	Morgan Stanley	3.80%	103,167	0.56%
100,000	1/9/17	Morgan Stanley	5.45%	106,261	0.58%
275,000	2/9/18	MUFG Americas Holdings Corporation	0.88%	275,866	1.51%
Energy
150,000	12/1/17	Kinder Morgan, Inc.	2.00%	148,831	0.81%
250,000	7/15/16	Pioneer Natural Resources Company	5.88%	261,138	1.42%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

September 30, 2015

(Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Healthcare
$250,000	1/15/18	Anthem, Inc.	1.88%	$251,127	1.37%
250,000	1/17/17	UnitedHealth Group Incorporated	0.74%	250,112	1.36%
170,000	9/26/16	Ventas Realty, Limited Partnership	1.55%	170,303	0.93%
175,000	4/1/18	Zimmer Biomet Holdings, Inc.	2.00%	176,611	0.96%
Insurance
100,000	10/18/16	American International Group, Inc.	5.60%	106,801	0.58%
Pharmaceutical
225,000	5/14/18	AbbVie Inc.	1.80%	226,139	1.23%
Telecommunications
75,000	9/15/16	Verizon Communications, Inc.	1.87%	75,790	0.41%
200,000	6/9/17	Verizon Communications, Inc.	0.73%	199,590	1.09%
Total U.S. corporate notes (cost: $3,492,562)				3,474,906	18.96%

Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$250,000	6/1/17	UBS AG	0.88%	249,984	1.37%
Energy
200,000	5/9/16	CNOOC Finance (2013) Limited	1.13%	200,712	1.09%
Pharmaceutical
210,000	3/12/18	Actavis Funding SCS	1.42%	209,174	1.14%
Transportation
200,000	10/28/16	Kansas City Southern de Mexico, SA de CV	0.99%	199,459	1.09%
Total foreign corporate notes (cost: $861,509)				859,329	4.69%
Total corporate notes (cost: $4,354,071)				4,334,235	23.65%

Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
$8,003	10/20/16	Ally Auto Receivables Trust 2014-SN1	0.52%	8,001	0.04%
18,619	6/20/17	Capital Auto Receivables Asset Trust 2013-1	0.79%	18,624	0.10%
25,000	10/20/17	Capital Auto Receivables Asset Trust 2015-2	0.62%	24,965	0.14%
20,000	7/20/17	Capital Auto Receivables Asset Trust 2015-1	0.64%	19,985	0.11%
45,000	9/15/17	Ford Credit Auto Lease Trust 2014-B	0.89%	45,002	0.25%
50,000	7/20/19	GE Dealer Floorplan Master Note	0.60%	49,783	0.27%
38,722	8/15/18	Nissan Auto Receivables 2013-C Owner Trust	0.67%	38,691	0.21%
8,580	4/16/18	Santander Drive Auto Receivables Trust 2014-5	0.61%	8,579	0.05%
50,000	10/22/18	Volkswagen Auto Loan Enhanced Trust 2014-1	0.91%	49,756	0.27%
Credit Card
50,000	1/15/20	BA Credit Card Trust	0.50%	49,918	0.27%

 The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

September 30, 2015

(Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Asset Backed Securities (continued)
Face Value	Maturity Date	Name	Yield[1]
Student Loan
$44,426	8/15/23	SLM Private Ed Loan Trust 2012-C	1.31%	$44,542	0.24%
Total asset backed securities (cost: $358,472)				357,846	1.95%

Total investments in securities (cost: $6,787,799)				$6,767,814	36.92%

OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
		Agricultural commodities		$(9,972)	(0.05)%
		Currencies		(32,658)	(0.18)%
		Energy		(13,749)	(0.07)%
		Equity indices		(24,114)	(0.13)%
		Interest rate instruments[2]		307,799	1.67%
		Metals		(15,852)	(0.09)%
Net unrealized gain (loss) on open long U.S. futures contracts				211,454	1.15%

Short U.S. Futures Contracts
		Agricultural commodities		3,596	0.01%
		Currencies		21,867	0.12%
		Energy		39,483	0.22%
		Equity indices		12,380	0.07%
		Interest rate instruments		100	0.00%
		Metals		(16,020)	(0.09)%
Net unrealized gain (loss) on open short U.S. futures contracts				61,406	0.33%

Total U.S. futures contracts - net unrealized gain (loss) on open U.S. futures contracts				272,860	1.48%

Long Foreign Futures Contracts
		Agricultural commodities		(1,346)	(0.01)%
		Equity indices		(24,737)	(0.13)%
		Interest rate instruments[2]		239,731	1.31%
Net unrealized gain (loss) on open long foreign futures contracts				213,648	1.17%

Short Foreign Futures Contracts
		Agricultural commodities		(377)	(0.00)%
		Equity indices		8,194	0.05%
		Interest rate instruments		(939)	(0.01)%
Net unrealized gain (loss) on open short foreign futures contracts				6,878	0.04%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts				220,526	1.21%

Net unrealized gain (loss) on open futures contracts				$493,386	2.69%

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Condensed Schedule of Investments (continued)

September 30, 2015

(Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FORWARD CURRENCY CONTRACTS
Foreign Forward Currency Contracts
Long	$31,748	0.17%
Short	(103,412)	(0.56)%
Net unrealized gain (loss) on open foreign forward currency contracts	(71,664)	(0.39)%

Net unrealized gain (loss) on open forward currency contracts	$(71,664)	(0.39)%

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

Seneca Global Fund, L.P.

Statements of Operations

For the Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Realized and Change in Unrealized Gain (Loss) on Investments
Net realized gain (loss) on:
Futures and forward contracts	$(650,806)	$947,233	$409,890	$1,176,910
Investments in securities	22,638	(16,105)	5,045	(42,222)
Net change in unrealized gain (loss) on:
Futures and forward contracts	486,606	(346,342)	(369,212)	(999,672)
Investments in securities	(8,598)	9,869	19,975	39,372
Brokerage commissions and trading expenses	(14,928)	(21,998)	(38,915)	(75,217)
Net realized and change in unrealized gain (loss) on investments	(165,088)	572,657	26,783	99,171

Net Investment Income (Loss)
Income
Interest income (loss)	(10,069)	17,057	27,525	54,904
Expenses
Trading Advisor management fees	77,546	84,047	245,956	269,200
Trading Advisor incentive fees	—	6,291	228,993	77,510
Cash Manager fees	3,139	4,897	12,482	16,325
General Partner fee	72,089	94,257	235,589	311,405
Selling Agent fees – General Partner	41,312	49,919	138,199	156,250
Broker dealer custodial fee – General Partner	3,006	5,919	12,071	20,937
Broker dealer servicing fee – General Partner	4,391	5,193	14,568	16,593
Administrative expenses – General Partner	167,890	300,229	646,466	808,981
Offering expenses – General Partner	48,904	110,499	192,610	268,998
Total expenses	418,277	661,251	1,726,934	1,946,199
Administrative and offering expenses waived	(139,774)	(306,236)	(583,421)	(733,140)
Net total expenses	278,503	355,015	1,143,513	1,213,059
Net investment income (loss)	(288,572)	(337,958)	(1,115,988)	(1,158,155)
Net Income (Loss)	$(453,660)	$234,699	$(1,089,205)	$(1,058,984)

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Statements of Operations (continued)

For the Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Series A	Series B	Series C	Series I	General Partner
Three Months Ended September 30, 2015
Increase (decrease) in net asset value per unit	$(1.66)	$(1.65)	$(1.55)	$(1.80)	$(1.45)
Net income (loss) per unit†	$(1.65)	$(2.14)	$(1.84)	$(1.82)	$(3.34)
Weighted average number of units outstanding	121,834.7990	35,386.5620	36,057.5915	49,179.9818	6,516.7778

Three Months Ended September 30, 2014
Increase (decrease) in net asset value per unit	$0.42	$0.80	$1.20	$1.09	$1.81
Net income (loss) per unit†	$0.39	$0.69	$1.22	$1.04	$1.81
Weighted average number of units outstanding	147,930.0523	62,472.9660	25,042.5999	86,651.4143	7,460.6309

	Series A	Series B	Series C	Series I	General Partner
Nine Months Ended September 30, 2015
Increase (decrease) in net asset value per unit	$(4.33)	$(4.14)	$(3.74)	$(4.45)	$(3.22)
Net income (loss) per unit†	$(3.96)	$(3.59)	$(5.10)	$(4.29)	$(4.95)
Weighted average number of units outstanding	129,790.0568	43,211.5555	32,132.3394	51,435.0450	7,083.0896

Nine Months Ended September 30, 2014
Increase (decrease) in net asset value per unit	$(2.78)	$(2.26)	$(1.62)	$(2.23)	$(0.72)
Net income (loss) per unit†	$(2.94)	$(3.10)	$(2.20)	$(3.20)	$(0.73)
Weighted average number of units outstanding	153,444.4094	72,869.4824	27,296.0090	98,794.3341	7,460.6309

† Based on weighted average number of units outstanding during the period.

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Statements of Cash Flows

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net income (loss)	$(1,089,205)	$(1,058,984)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized (gain) loss from futures and forwards trading	369,212	999,672
Net realized and change in unrealized (gain) loss in securities and certificates of deposit	(25,020)	2,850
Purchases of securities and certificates of deposit	(17,952,678)	(20,838,861)
Proceeds from disposition of securities	26,112,869	24,874,635
Changes in
Trading Advisor management fee payable	(5,272)	(38,237)
Trading Advisor incentive fee payable	(425,408)	(106,061)
Commissions and other trading expenses payable on open contracts	319	(922)
Cash Manager fees payable	(1,244)	(946)
General Partner fee payable	(5,410)	(10,238)
Selling Agent fees payable – General Partner	(3,461)	(2,837)
Administrative expenses payable – General Partner	(3,647)	(6,381)
Offering expenses payable – General Partner	(3,247)	(5,045)
Broker dealer custodial fee payable – General Partner	(1,060)	(1,086)
Broker dealer servicing fee payable – General Partner	(345)	(360)
Net cash provided by (used in) operating activities	6,966,403	3,807,199

Cash flows from financing activities
Subscriptions	778,714	1,722,812
Subscriptions received in advance	—	18,068
Redemptions	(5,046,577)	(9,568,110)
Net cash provided by (used in) financing activities	(4,267,863)	(7,827,230)

Net increase (decrease) in cash and cash equivalents	2,698,540	(4,020,031)
Cash and cash equivalents, beginning of period	8,680,492	15,314,416
Cash and cash equivalents, end of period	$11,379,032	$11,294,385

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$4,164,971	$6,953,973
Cash and cash equivalents	7,214,061	4,340,412
Total end of period cash and cash equivalents	$11,379,032	$11,294,385

Supplemental disclosure of cash flow information
Prior period redemptions paid	$442,664	$934,506
Prior period subscriptions received in advance	$96,868	$62,372

Supplemental schedule of non-cash financing activities
Redemptions payable	$138,622	$383,683

The accompanying notes are an integral part of these financial statements.

 Seneca Global Fund, L.P.

Statements of Changes in Partners’ Capital (Net Asset Value)

For the Nine Months Ended September 30, 2015 and 2014

Unaudited)

	Series A		Series B		Series C		Series I		General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Nine Months Ended September 30, 2015
Balance at December 31, 2014	141,154.3626	$10,103,311	54,209.8546	$4,525,734	26,534.5412	$2,506,469	53,985.4271	$5,316,764	7,460.6309	$836,215	$23,288,493
Net income (loss)		(514,494)		(155,066)		(163,998)		(220,604)		(35,043)	(1,089,205)
Subscriptions	11,369.2426	807,782	122.8669	10,000	—	—	585.5122	57,800	—	—	875,582
Redemptions	(12,162.5032)	(861,281)	(26,582.4191)	(2,178,236)	(7,331.8995)	(680,662)	(6,384.0111)	(622,356)	(3,775.4121)	(400,000)	(4,742,535)
Transfers	(21,652.3610)	(1,552,185)	(314.9839)	(25,544)	16,505.6606	1,577,729	—	—	—	—	—
Balance at September 30, 2015	118,708.7410	$7,983,133	27,435.3185	$2,176,888	35,708.3023	$3,239,538	48,186.9282	$4,531,604	3,685.2188	$401,172	$18,332,335

Nine Months Ended September 30, 2014
Balance at December 31, 2013	164,417.4673	$11,687,076	86,507.9830	$7,060,706	27,732.4319	$2,526,789	120,105.4790	$11,490,470	7,460.6309	$794,660	$33,559,701
Net income (loss)		(451,292)		(225,806)		(60,179)		(316,282)		(5,425)	(1,058,984)
Subscriptions	20,308.4529	1,379,809	3,252.5861	254,400	—	—	1,649.8613	150,975	—	—	1,785,184
Redemptions	(30,252.7681)	(2,057,774)	(31,625.8435)	(2,476,038)	(9,654.5281)	(846,478)	(39,483.6355)	(3,636,997)	—	—	(9,017,287)
Transfers	(10,370.6307)	(714,958)	(513.6204)	(40,481)	7,850.6177	700,088	601.8611	55,351	—	—	—
Balance at September 30, 2014	144,102.5214	$9,842,861	57,621.1052	$4,572,781	25,928.5215	$2,320,220	82,873.5659	$7,743,517	7,460.6309	$789,235	$25,268,614

	Net Asset Value per Unit
	Series A	Series B	Series C	Series I	General Partner
September 30, 2015	67.25	79.35	90.72	94.04	108.86
December 31, 2014	71.58	83.49	94.46	98.49	112.08
September 30, 2014	68.30	79.36	89.49	93.44	105.79
December 31, 2013	71.08	81.62	91.11	95.67	106.51

The accompanying notes are an integral part of these financial statements.

Seneca Global Fund, L.P.

Notes to Financial Statements

(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Description of the Fund

Seneca Global Fund, L.P., (“Fund”) is a Delaware limited partnership, which was formed in 2007. The Fund operates as a commodity investment pool and commenced investment operations on September 1, 2008. The Fund issued units of limited partner interests (“Units”) in four series: A, B, C and I, which represent units of fractional undivided beneficial interest in and ownership of the Fund.

Effective August 12, 2015, the General Partner closed the Fund to new subscriptions. On October 30th, the General Partner adopted a plan of liquidation for the Fund. The Fund will cease all trading activities and close effective November 30th. The Fund will redeem all limited partners prior to the end of 2015.

The Fund used multiple commodity trading advisors to engage in the speculative trading of futures contracts, forward currency contracts and other financial instruments traded in the United States (“U.S.”) and internationally. Each trading advisor used a proprietary, systematic trading system that deployed multiple trading strategies using derivatives that seeked to identify and exploit directional moves in market behavior to a broad and diversified range of global market sectors including equity indices, currencies, interest rate instruments, energy, metals and agricultural commodities.

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

The Fund is a registrant with the U.S. Securities and Exchange Commission (“SEC”) pursuant to the U.S. Securities Act of 1933, as amended, ("1933 Act”) and the U.S. Securities Exchange Act of 1934, as amended, ("1934 Act”). As a registrant, the Fund is subject to the regulations of the SEC and the disclosure requirements of the 1933 Act and the 1934 Act. As a commodity pool, the Fund is subject to the regulations of the U.S. Commodity Futures Trading Commission (“CFTC”), an agency of the U.S. government, which regulates most aspects of the commodity futures industry; rules of the National Futures Association (“NFA”), an industry self-regulatory organization; rules of FINRA, an industry self-regulatory organization; and the requirements of commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of its futures broker and interbank market makers through which the Fund trades.

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

Fair Value of Financial Instruments

Financial instruments are recorded at fair value, the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Assets and liabilities recorded at fair value are classified within a fair value hierarchy based upon the level of judgment associated with the inputs used to measure their value. This fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

▪	Level 1 –	Fair value is based on unadjusted quoted prices for identical instruments in active markets. Financial instruments using Level 1 inputs include futures contracts, money market funds and U.S. Treasury securities.

▪	Level 2 –	Fair value is based on quoted prices for similar instruments in active markets and inputs other than quoted prices that are observable for the financial instrument, such as interest rates and yield curves that are observable at commonly quoted intervals using a market approach. Financial instruments using Level 2 inputs include forward currency contracts, commercial paper, corporate notes and asset backed securities.

▪	Level 3 –	Fair value is based on valuation techniques in which one or more significant inputs are unobservable. The Fund has no financial instruments using Level 3 inputs.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the periods ended September 30, 2015 and December 31, 2014, there were no such transfers between levels.

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

U.S. Treasury securities are recorded at fair value based on bid and ask quotes for identical instruments. Commercial paper, corporate notes and asset backed securities are recorded at fair value based on bid and ask quotes for similar, but not identical, instruments. Accordingly, U.S. Treasury securities are classified within Level 1, and commercial paper, corporate notes and asset backed securities are classified within Level 2.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through September 30, 2015. With few exceptions, the Fund is no longer subject to U.S. or state and local income tax examinations by tax authorities for years before 2012.

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

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At September 30, 2015
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$493,386	$—	$493,386
Net unrealized gain (loss) on open forward currency contracts*	—	(71,664)	(71,664)
Investments in securities:
U.S. Treasury securities*	575,957	—	575,957
Asset backed securities*	—	357,846	357,846
Commercial paper*	—	1,499,776	1,499,776
Corporate notes*	—	4,334,235	4,334,235
Total	$1,069,343	$6,120,193	$7,189,536

*See the condensed schedule of investments for further description.

At December 31, 2014
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$865,785	$—	$865,785
Net unrealized gain (loss) on open forward currency contracts*	—	(74,851)	(74,851)
Cash and cash equivalents:
Money market fund	851,036	—	851,036
Investments in securities:
U.S. Treasury securities*	7,494,891	—	7,494,891
Asset backed securities*	—	445,395	445,395
Commercial paper*	—	1,529,831	1,529,831
Corporate notes*	—	5,432,868	5,432,868
Total	$9,211,712	$7,333,243	$16,544,955

*See the condensed schedule of investments for further description.

There were no Level 3 holdings at September 30, 2015 and December 31, 2014 or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which were designated as hedging instruments. At September 30, 2015, the Fund’s derivative contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$52,293	$(60,392)	$(8,099)
Currencies	36,139	(46,930)	(10,791)
Energy	49,140	(23,406)	25,734
Equity indices	42,399	(70,676)	(28,277)
Interest rate instruments	579,825	(33,134)	546,691
Metals	13,383	(45,255)	(31,872)
Net unrealized gain (loss) on open futures contracts	$773,179	$(279,793)	$493,386

Net unrealized gain (loss) on open forward currency contracts	$66,548	$(138,212)	$(71,664)

At September 30, 2015, there were 1,333 open futures contracts and 81 open forward currency contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at September 30, 2015 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

JP Morgan Securities, LLC	$22,299	$—	$—	$22,299
Société Générale Newedge UK Limited*	(71,664)	—	—	(71,664)
SG Americas Securities, LLC**	471,087	—	—	471,087
Total	$421,722	$—	$—	$421,722

*formerly Newedge UK Financial Ltd

**formerly Newedge USA, LLC

For the three and nine months ended September 30, 2015, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(93,825)	$(21,213)	$(163,635)	$(14,892)
Currencies	(175,407)	(36,353)	66,943	(147,699)
Energy	148,966	15,753	121,753	(163,036)
Equity indices	(972,082)	156,984	(276,973)	(164,630)
Interest rate instruments	339,893	522,123	946,572	157,614
Metals	167,940	(51,176)	(102,429)	(39,756)
Total futures contracts	(584,515)	586,118	592,231	(372,399)

Forward currency contracts	(68,838)	(99,512)	(212,264)	3,187
Total futures and forward currency contracts	$(653,353)	$486,606	$379,967	$(369,212)

For the three and nine months ended September 30, 2015 the number of futures contracts closed were 4,423 and 12,509, respectively and the number of forward currency contracts closed were 114 and 313, respectively.

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

For the three and nine months ended September 30, 2014, the number of futures contracts closed was 5,920 and 19,988, respectively and the number of forward currency contracts closed was 113 and 349, respectively.

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

At September 30, 2015 and December 31, 2014, the General Partner had an investment of 3,685.2188 and 7,460.6309 units valued at $401,172 and $836,215, respectively.

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

The Fund had engaged J.P. Morgan Investment Management, Inc. and Principal Global Investors, LLC (collectively, the “Cash Managers”) to provide cash management services to the Fund. The Fund incurs monthly fees, payable in arrears to the Cash Managers, equal to approximately 1/12th of 0.12% of the investments in securities and certificates of deposit. During the third quarter, the Fund ceased using J.P. Morgan Investment Management, Inc. as one of its Cash Managers.

6.	Deposits with Brokers

To meet margin requirements, the Fund deposits funds with its brokers, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with its brokers. At September 30, 2015 and December 31, 2014, the Fund had margin requirements of $1,924,568 and $2,007,712, respectively.

7.	Administrative and Offering Expenses

The Fund reimburses the General Partner for actual monthly administrative expenses paid to various third-party service providers, including the General Partner, up to 1/12th of 0.95% of the Fund’s month-end net asset value, prorated for partial months and adjusted for weekly subscriptions and redemptions and payable monthly in arrears. Actual administrative expenses may vary; however, such administrative expenses will not exceed 0.95% of the Fund’s average annual net asset value. The administrative expenses include legal, accounting, clerical and other back office related expenses related to the administration of the Fund and all other associated costs incurred by the Fund. For the three months ended September 30, 2015 and 2014, actual administrative expenses were $167,890 and $300,299, respectively. For the nine months ended September 30, 2015 and 2014, actual administrative expenses were $646,466 and $808,981, respectively. Such amounts are presented as administrative expenses in the statements of operations.

During the three months ended September 30, 2015 and 2014, the General Partner absorbed administrative expenses in excess of the 0.95% limitation of $120,524 and $238,688, respectively. During the nine months ended September 30, 2015 and 2014, the General Partner absorbed administrative expenses in excess of the 0.95% limitation of $491,501 and $606,255, respectively. Such amounts are included in administrative and offering expenses waived in the statements of operations. At September 30, 2015 and December 31, 2014, $14,775 and $18,422, respectively, were payable to the General Partner for administrative expenses incurred on behalf of the Fund and not waived by the General Partner. Such amounts are presented as administrative expenses payable – General Partner in the statements of financial condition.

The Fund reimburses the General Partner for actual ongoing offering expenses, up to 1/12th of 0.75% of the Fund’s month-end net asset value pro rata for each Series of Units except for the General Partner and Series C Units, prorated for partial months and adjusted for weekly subscriptions and redemptions and payable monthly in arrears. Actual ongoing offering expenses in excess of this limitation are absorbed by the General Partner. For the three months ended September 30, 2015 and 2014, actual offering expenses were $48,904 and $110,499, respectively. For the nine months ended September 30, 2015 and 2014, actual offering expenses were $192,610 and $268,998, respectively. Such amounts are presented as offering expenses in the statements of operations.

During the three months ended September 30, 2015 and 2014, the General Partner absorbed offering expenses in excess of the 0.75% limitation of $19,250 and $67,548, respectively. During the nine months ended September 30, 2015 and 2014, the General Partner absorbed offering expenses in excess of the 0.75% limitation of $91,920 and $126,885, respectively. Such amounts are included in administrative and offering expenses waived in the statements of operations. At September 30, 2015 and December 31, 2014, $9,303 and $12,550, respectively, were payable to the General Partner for offering expenses incurred on behalf of the Fund and not waived by the General Partner. Such amounts are presented as offering expenses payable – General Partner in the statements of financial condition.

8.	Subscriptions, Distributions and Redemptions

The fund is currently closed to new investments. Redemptions out of the Fund occur weekly.

The Fund is not required to make distributions, but may do so at the sole discretion of the General Partner. Redemptions may be made by a limited partner as of the close of business day each Tuesday at the net asset value of the redeemed Units (or portion thereof) on that day.

Series A Units redeemed prior to the first anniversary of the subscription date are subject to a redemption fee equal to the product of (i) 2% of the subscription price for such Series A Units on the subscription date divided by 52 (ii) multiplied by the number of weeks remaining before the first anniversary of the subscription date. Series B, C and I Units are not subject to the redemption fee. For the three and nine months ended September 30, 2015 and 2014, these redemption fees were negligible.

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

Through its investments in debt securities, the Fund has exposure to U.S. and foreign enterprises. The following table presents the exposure at September 30, 2015.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners’ Capital (Net Asset Value)
United States	$575,957	$1,249,782	$3,474,906	$357,846	$5,658,491	30.88%
France	—	249,994	—	—	249,994	1.36%
Switzerland	—	—	249,984	—	249,984	1.36%
Luxembourg	—	—	209,174	—	209,174	1.14%
British Virgin Islands	—	—	200,712	—	200,712	1.09%
Mexico	—	—	199,459	—	199,459	1.09%
Total	$575,957	$1,499,776	$4,334,235	$357,846	$6,767,814	36.92%

The following table presents the exposure at December 31, 2014.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners’ Capital (Net Asset Value)
United States	$7,494,891	$1,279,865	$4,327,524	$445,395	$13,547,675	58.18%
Netherlands	—	—	353,929	—	353,929	1.52%
Japan	—	249,966	—	—	249,966	1.07%
Mexico	—	—	200,797	—	200,797	0.86%
British Virgin Islands	—	—	199,587	—	199,587	0.86%
Canada	—	—	198,774	—	198,774	0.85%
Spain	—	—	152,257	—	152,257	0.65%
Total	$7,494,891	$1,529,831	$5,432,868	$445,395	$14,902,985	63.99%

10.	Indemnifications

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

The statement of financial condition, including the condensed schedule of investments, at September 30, 2015, the statements of operations for the three and nine months ended September 30, 2015 and 2014, the statements of cash flows and changes in partners’ capital (net asset value) for the nine months ended September 30, 2015 and 2014, and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at September 30, 2015, results of operations for the three and nine months ended September 30, 2015 and 2014, cash flows and changes in partners’ capital (net asset value) for the nine months ended September 30, 2015 and 2014. The results of operations for the three and nine months ended September 30, 2015 and 2014 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

12.	Financial Highlights

The following information presents per unit operating performance results and other supplemental financial ratios for the three and nine months ended September 30, 2015 and 2014. This information has been derived from information presented in the financial statements for limited partner units and assumes that a unit is outstanding throughout the entire period:

	Three Months Ended September 30, 2015				Three Months Ended September 30, 2014
	Series A Units	Series B Units	Series C Units	Series I Units	Series A Units	Series B Units	Series C Units	Series I Units
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$68.91	$81.00	$92.27	$95.84	$67.88	$78.56	$88.29	$92.35

Net realized and change in unrealized gain (loss) on investments (1)	(0.44)	(0.49)	(0.58)	(0.61)	1.53	1.78	2.01	2.11
Net investment income (loss) (1)	(1.22)	(1.16)	(0.97)	(1.19)	(1.11)	(0.98)	(0.81)	(1.02)
Total income (loss) from operations	(1.66)	(1.65)	(1.55)	(1.80)	0.42	0.80	1.20	1.09
Net asset value per Unit at end of period	$67.25	$79.35	$90.72	$94.04	$68.30	$79.36	$89.49	$93.44

Total return (5)	(2.40)%	(2.04)%	(1.67)%	(1.87)%	0.63%	1.02%	1.36%	1.17%

Other Financial Ratios
Ratios to average net asset value
Net total expenses (2)(4)	6.98%	5.50%	4.23%	4.87%	6.79%	5.27%	3.94%	4.67%
Net investment income (loss) (2)(3)(4)	(7.20)%	(5.84)%	(4.29)%	(5.06)%	(6.53)%	(5.00)%	(3.68)%	(4.40)%

	Nine Months Ended September 30, 2015				Nine Months Ended September 30, 2014
	Series A Units	Series B Units	Series C Units	Series I Units	Series A Units	Series B Units	Series C Units	Series I Units
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$71.58	$83.49	$94.46	$98.49	$71.08	$81.62	$91.11	$95.67

Net realized and change in unrealized gain (loss) on investments (1)	0.04	0.14	(0.24)	(0.01)	0.69	0.83	0.96	0.97
Net investment income (loss) (1)	(4.37)	(4.28)	(3.50)	(4.44)	(3.47)	(3.09)	(2.58)	(3.20)
Total income (loss) from operations	(4.33)	(4.14)	(3.74)	(4.45)	(2.78)	(2.26)	(1.62)	(2.23)
Net asset value per Unit at end of period	$67.25	$79.35	$90.72	$94.04	$68.30	$79.36	$89.49	$93.44

Total return (5)	(6.04)%	(4.96)%	(3.96)%	(4.51)%	(3.91)%	(2.77)%	(1.79)%	(2.33)%

Other Financial Ratios
Ratios to average net asset value
Net total expenses (2)(4)	8.42%	7.01%	5.16%	6.21%	7.02%	5.47%	4.13%	4.86%
Net investment income (loss) (2)(3)(4)	(8.25)%	(6.85)%	(4.97)%	(6.04)%	(6.76)%	(5.21)%	(3.88)%	(4.60)%

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

For the three months ended September 30, 2015 and 2014, the ratios are net of 2.45% and 3.68% effect of waived administrative expenses, respectively. For the three months ended September 30, 2015 and 2014, the ratios are net of 0.49% and 1.18% effect of waived offering expenses, respectively.

For the nine months ended September 30, 2015 and 2014, the ratios are net of 3.03% and 2.83% effect of waived administrative expenses, respectively. For the nine months ended September 30, 2015 and 2014, the ratios are net of 0.69% and 0.67% effect of waived offering expenses, respectively.

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

Effective November 30, 2015, the Fund will close. All limited partners will be redeemed in December 2015.

When launched, the Fund was structured to provide managed futures strategies to non-accredited investors with fewer constraints than traditional privately offered managed futures funds. However, soon thereafter, the industry began to migrate towards newer “liquid alternative” products and managed futures investments in the form of mutual funds. In contrast to the Fund, managed futures mutual funds are accessible to all investors regardless of net worth and income, and offer daily liquidity. This trend has led to a decline in interest for the Fund, and consequently, the General Partner does not feel the current level of investor interest merits registration of additional Fund shares.

The Trading Advisors

The Fund’s current trading advisors are FORT, L.P. (“FORT”), Quantica Capital AG (“Quantica”), Quantitative Investment Management LLC (“QIM”), and Winton Capital Management Ltd (“Winton”). At September 30, 2015, the allocation of trading levels to the Trading Advisors was as follows:

Winton	41%
Quantica	27%
FORT	23%
QIM	9%

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

Results of Operations

The returns for Series A, B, C and I Units for the nine months ended September 30, 2015 and 2014 were:

Series	2015	2014
A	(6.04)%	(3.91)%
B	(4.96)%	(2.77)%
C	(3.96)%	(1.79)%
I	(4.51)%	(2.33)%

A discussion of monthly performance for the nine months ended September 30, 2015 and 2014 follows:

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

Equity indices, particularly in Europe, were the biggest detractors during the month, as long positions were hurt when the crisis in Greece sparked a broad stock sell-off. Short positions in agricultural commodities also struggled during the month. Wheat and corn prices jumped suddenly, reversing their entire year-to-date trend decline in just seven trading days, as wet weather delayed plantings and reduced supply forecasts. A choppy environment in currencies also proved challenging, as the euro and the Japanese yen rebounded against the U.S. dollar. The Fund finished the month with a loss of 3.65%, 3.52%, 3.42% and 3.48% for Series A, B, C and I Units, respectively.

July

July saw markets begin to trend again after the reversals of the second quarter. While global equity and fixed income markets moved modestly higher for the month, commodities were down more than 14%, as represented by the S&P GSCI. The decline in commodities was caused by weakening demand from China, a stronger U.S. dollar and supply/demand imbalances. Energy markets experienced the strongest sell-off as crude oil futures lost more than 21%, hitting a low of $47 per barrel by month end. Markets were concerned with a surprise increase in the U.S. oil rig count, as well as potential new supply from Iran after a lifting of sanctions. In metals markets, concerns about slowing growth in China put pressure on the price of industrial metals. This broad commodity weakness also led to depreciation in the currencies of exporting countries, such as Canada and Australia.

The Fund made profits in July in metals, energy, interest rates and currencies. Agricultural commodities and equity indices were detractors. The metals sector was the top contributor and gold was the best performing contract, as short positions benefitted from declining prices. Gold futures prices were down over 6% in July, due to both U.S. dollar strength and a disclosure from China’s central bank that it had purchased less gold during the prior six years than markets realized. Short positions in energy markets profited from falling Brent and WTI crude oil prices. Short exposure to commodity exporting currencies and long fixed income positions also made gains. The Fund finished the month with a gain of 1.56%, 1.67%, 1.82% and 1.74% for Series A, B, C and I Units, respectively.

August

In August, news from China led to a tumultuous month for global financial markets. China’s CSI 300 equity index fell 37% by month end from its June peak, which impacted emerging markets, before spreading to developed markets, with the S&P 500 falling as much as 11% intra-month. Speculation mounted that the Fed might respond by deferring U.S. interest rate hikes, leading to weakness in the U.S. dollar against the euro and Japanese yen. Commodity prices also fell for most of the month, but the last 3 trading days saw a 27% rebound in oil prices, the largest percentage jump since 1990.

The Fund came into August with long positions in developed market equities, and was hit by the sharp sell-off in the second half of the month. Trend following managers moved to a net short position in stock indices by month-end, but not before incurring losses. In foreign exchange markets, the decline in the U.S. dollar hurt the Fund’s long dollar exposure against major currencies. Early gains in long fixed income and short commodity positions were offset at month end after sharp, choppy reversals in these markets. The trading strategies employed in the Fund have the potential to take advantage of periods of extended market stress, but it is normal to suffer drawdowns at turning points, as managers respond to new trends and reposition their portfolios. Managers’ trading systems are designed to react to price patterns that evolve over the course of days and months. However, it is important to remember that extreme intraday and overnight price reversals, which we saw in August, can be challenging to navigate. Despite this month’s setback, we believe that the Fund’s managers will be successful over the long-term and deliver valuable diversification for investors’ portfolios. The Fund finished the month with a loss of 7.87%, 7.75%, 7.65% and 7.71% for Series A, B, C and I Units, respectively.

September

The global equity rout which began in August spilled over into September. In the U.S., the S&P 500 declined 2.5% during the month. International stocks fell even more, as the Eurostoxx 50 was down 5.1% and the Nikkei dropped 7.3%. China’s slowdown continued to weigh on a broad range of industrial commodities. An overhang in global supply in crude oil relative to reduced demand caused prices to fall from $50 to $45 per barrel. Amid the backdrop of weak global growth, the Fed delayed its first interest rate hike and fixed income markets rallied.

Trend-following managers were able to capitalize on September’s decline in investor risk sentiment. The largest positive contributing sector was fixed income, with profitable long positions in interest rate futures as well as in long term bonds. Short oil exposure benefited from the sell-off in energy. Equity positions were small during the month and had little impact on performance. In agricultural markets, the Fund gained on short positions in cattle futures, as robust growth in herds pushed down prices. However this was offset by short positions in sugar as excessive rain in Brazil caused prices to spike. The Fund finished the month with a gain of 4.31%, 4.45%, 4.57% and 4.50% for Series A, B, C and I Units, respectively.

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

The Fund may invest in U.S. Treasury securities, commercial paper, corporate notes and asset backed securities. Should an issuing entity default on its obligation to the Fund and such entity is not backed by the full faith and credit of the U.S. government, the Fund bears the risk of loss of the amount expected to be received. The Fund minimizes this risk by only investing in securities of firms with high quality debt ratings.

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

The General Partner of the Fund, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at September 30, 2015 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

There has been no change in internal control over financial reporting that occurred during the period ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Part II:	Other Information

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

A smaller reporting company is not required to provide the information under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended September 30, 2015. Under the Partnership Agreement, redemptions may be made by a limited partner as of the close of business day each Tuesday at the net asset value of the redeemed Units (or portion thereof) on that day. Redemptions of Units during the three months ended September 30, 2015 were as follows:

	July	August	September	Total
A Units
Units redeemed	345.9374	908.2891	1,733.4011	2,987.6276
Average net asset value per Unit	$69.26	$69.80	$65.41	$67.19

B Units
Units redeemed	1,789.9314	2,327.1144	8,413.1881	12,530.2339
Average net asset value per Unit	$81.64	$79.94	$77.56	$78.58

C Units
Units redeemed	637.1762	1,525.8855	2,130.3545	4,293.4162
Average net asset value per Unit	$92.98	$92.85	$88.60	$90.76

I Units
Units redeemed	568.1635	1,084.5030	411.6817	2,064.3482
Average net asset value per Unit	$96.44	$94.44	$91.65	$94.43

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated by reference.

Exhibit No.	Description of Exhibit

1.1(a)	Form of Selling Agreement

4.1(c)	Fourth Amended and Restated Limited Partnership Agreement

9.1(b)	Delaware Amended and Restated Certificate of Limited Partnership

10.1(c)	Form of Subscription Agreement

10.8(d)	Trading Advisory Agreement with Quantitative Investment Management, LLC

10.9(e)	Trading Advisory Agreement with Winton Capital Management, Ltd.

10.10(f)	Trading Advisory Agreements with Fort Investment Management, LP and Quantica Capital AG

31.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(a)	Previously filed as an exhibit to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 (SEC File No.: 333-148049) on May 23, 2008, and incorporated herein by reference.

(b)	Previously filed on May 3, 2011 with Form 8-K (File No. 000-53453), and incorporated herein by reference.

(c)	Previously filed on August 15, 2011 as an exhibit to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (Reg. No. 333-175052), and incorporated herein by reference.

(d)	Previously filed on March 28, 2013 as an exhibit to Form 10-K (File No. 000-53453), and incorporated herein by reference.

(e)	Previously filed on March 28, 2014 as an exhibit to Form 10-K (File No. 000-53453), and incorporated herein by reference.

(f)	Previously filed on Registration Statement on Form S-1 (SEC File No. 333-198439) on August 28, 2014, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the U.S. Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 13, 2015	SENECA GLOBAL FUND, L.P.

		By:	Steben & Company, Inc.
General Partner

		By:	/s/ Kenneth E. Steben
		Name:	Kenneth E. Steben
		Title:	Title: President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

		By:	/s/ Carl A. Serger
		Name:	Carl A. Serger
		Tilte:	Title: Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)

